Form 10-K
period 1994-12-31
BARNETT BANKS INC
filed 1995-02-03
CIK 10012

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994

                                OR

            / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        ------------   ------------

       Commission file number: 1-7901


                             BARNETT BANKS,INC.
            ----------------------------------------------------
           (Exact name of Registrant as specified in its charter)



                  FLORIDA                            59-0560515
         -------------------------------         -------------------
         (State or other jurisdiction of           (IRS Employer
          incorporation or organization)         Identification No.)


     50 N. LAURA STREET, JACKSONVILLE, FL                   32202-3638
     ----------------------------------------               -----------
     (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code (904) 791-7720
                                                         --------------

Securities registered pursuant to Section 12(b) of the Act:

                                  NAME OF EXCHANGE
TITLE OF EACH CLASS               ON WHICH REGISTERED
Common Stock                      The New York Stock Exchange
Par Value $2.00 per share

Series A $4.50 Cumulative         The New York Stock Exchange
 Convertible Preferred Stock

Series C $4.00 Cumulative         The New York Stock Exchange
 Convertible Preferred Stock

8 1/2% Subordinated Capital       The New York Stock Exchange
 Notes, due 1999

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No
                                                   -----     -----


The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 1994 is approximately $3,724,211,029.

Common Stock outstanding at December 31, 1994:
                              96,732,754 Shares

                    DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference in this report: (1) portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994, in Parts I, II, III and IV, and (2) Registrant's 1995 Annual Meeting Proxy Statement in Part Three, which is incorporated by reference pursuant to Instruction G of Form 10-K. The Company will file its definitive Proxy Statement with the Commission prior to March 31, 1995.

INDEX TO FORM 10-K
CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES

NOTE: Certain information required by Form 10-K is incorporated by reference from the 1994 Annual Report as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

PART I
Item 1    Business
Item 2    Properties
Item 3    Legal Proceedings
Item 4    Submission of Matters to a Vote of Security Holders - None

PART II                                             ANNUAL REPORT REFERENCE(1)
Item 5    Market for the Registrant's Equity and Related
          Stockholder Matters
Item 6    Selected Financial Data
Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  17 - 33, 36 - 39
Item 8    Financial Statements and Supplementary Data           34, 35, 42 - 59
Item 9(2) Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

PART III(3)
Item 10   Directors and Executive Officers of the Registrant:
          Executive Officers                                           60
          Directors                                                    61
Item 11   Executive Compensation
Item 12   Security Ownership of Certain Beneficial Owners and
          Management
Item 13   Certain Relationships and Related Transactions.

PART IV
Item 14   Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

ITEMS OF PART IV - FORM 10-K

  (a)1.   The financial statements of Barnett are listed in response to
          Item 8 of this report and are incorporated by reference.

  (a)2.   Financial Statement Schedules:
          All schedules to the consolidated financial statements required by
          Article 9 of Regulation S-X and all other schedules to the financial statements of the Registrant have been omitted because the information is either not required, not applicable, or is included in the financial statements or notes thereto.
  (b).    Reports on Form 8-K:  None

  (c).    Exhibits:

   3.     Articles of Incorporation and by-laws

   4.     Instruments defining the rights of security holders,
              including indentures:

              (a) Indenture dated as of May 15, 1972, relating to 7-3/4% Sinking Fund Debentures due 1997.
              (b) Indenture dated as of August 15, 1984 relating to the 8.5% Subordinated Capital Notes due 1999.
              (c) Indenture dated as of October 19, 1990, and supplemental indentures dated April 21, 1991 and May 14, 1993 relating to Debt Securities of the Company.
              (d) Indenture dated as of October 19, 1990 and supplemental indenture as of April 22, 1991 related to Debt Securities of the Company.

  10.     Material contracts:

          (a)  Long Term Incentive Plan of Barnett Banks, Inc., as amended
          (b)  Employment agreements

  11.     Statement re Computation of Per Share Earnings.

  12.     Ratios of Earnings to Combined Fixed Charges and Preferred Dividends.

  13. Annual Report to Security Holders for the fiscal year ended December 31, 1994.

  21.     Subsidiaries of the Registrant.

  23.     Consents of experts and counsel
          (a)  Consent of Arthur Andersen LLP
          (b)  Consent of Price Waterhouse LLP

  24.     Powers of Attorney

  27.     Financial Data Schedule

(1)These items are incorporated from the 1994 Annual Report.

(2)Included on Form 8-K dated March 30, 1993, which is hereby incorporated by reference.

(3)Except for the information relating to executive officers, the material required by Items 10 through 13 is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Instruction G of Form 10-K. The Company will file its definitive Proxy Statement with the Commission prior to March 31, 1995.


BUSINESS
          Barnett Banks, Inc. is a bank holding company that was organized in 1930. Between 1930 and 1965, Barnett controlled several small banks on the East Coast of Florida and was affiliated with Barnett Bank of Jacksonville, N.A. through common ownership. In 1966, the company acquired the Jacksonville bank,chartered in 1877, and began a program of expansion through the acquisition and organization of banks in Florida's major population centers. In 1986, Barnett completed its first acquisition in Georgia. In 1992, the company consummated its largest merger to date with the acquisition of First Florida Banks, Inc., owner of First Florida Banks, N.A., headquartered in Tampa, Florida. First Florida, with $5.5 billion in assets and 144 offices, was Florida's fifth largest banking organization.
          On December 2, 1993, the company completed a transaction to exchange its Atlanta franchise for Bank South Corporation's Pensacola banking affiliate, common stock and cash, with an aggregate value of $125 million. Bank South's Pensacola affiliate had assets of $417 million. The company's Atlanta franchise had assets of $820 million.
          On October 1, 1994, the company completed the acquisition of Loan America Financial Corporation, a Miami-based wholesale mortgage banking company with a $4 billion servicing portfolio, for $59 million. On December 15, 1994, the company assumed $3.4 billion in deposits of the Florida franchise of Glendale Federal Bank, FSB for $244 million.
          Now one of the Southeast's largest banking institutions, Barnett had assets of $41.3 billion and deposits of $35.1 billion on December 31, 1994. On that date, Barnett owned 31 commercial banks with a total of 628 offices. The company had 610 offices in 45 Florida counties and 18 offices in 8 Georgia counties.
          Barnett is a decentralized financial services organization, with its affiliates acting autonomously in most day-to-day decisions. The principal role of the holding company is to provide management leadership and support services to its affiliates that are focused on the sale and delivery of company products. Most accounting, financial management, human resource management, audit and loan review functions are provided to affiliates through regional or central support groups. Dividends and management fees from affiliates are the holding company's major sources of income. Dividend payments from the banking affiliates may be limited by statutes. (See Supervision and Regulation of this Form 10-K as well as Note S of Notes to Financial Statements in the 1994 Annual Report.) Barnett and its affiliates had 18,929 full-time employees at December 31, 1994.

BANKING OPERATIONS
          The average deposits of a Barnett affiliate bank at the end of 1994 were approximately $1.1 billion. Barnett Bank of South Florida, N.A., had total deposits of $4.2 billion, or approximately 12% of the combined total deposits of the company's banking affiliates. Barnett Bank of Broward County, N.A. had total deposits of $4.1 billion, or 12% of the combined total deposits of the company's banking affiliates. Barnett Bank of Tampa had total deposits of $2.4 billion, or approximately 7% of the combined total deposits of the company's banking affiliates. Fifteen of the company's other banking affiliates had total deposits in excess of $500 million, including 7 with total deposits in excess of $1.0 billion. All of Barnett's banking affiliates provide a full range of commercial banking and related financial services to the retail, wholesale, manufacturing, real estate and financial sectors in its markets. State banking laws have been a major factor in the development of the company's corporate structure in Florida. Prior to 1977, Florida was a unit banking state, prohibiting the state's banks from operating branches. At the end of 1976, Barnett operated 60 separate banks in 24 counties. Since then, the Florida Banking Code has been liberalized to permit cross-county mergers and, in 1988, to permit cross-county branching. Since 1977, Barnett has consolidated more than 100 Florida banking organizations into 29 banks, 15 of which serve multi-county markets.

NONBANKING ACTIVITIES
          BARNETT BANKS TRUST COMPANY, N.A. provides a full range of trust and investment management services, including personal trust and estate administration, institutional asset management, and employee benefit plan management and administration. It operates 35 sales offices and has total trust assets of $13 billion, including $9 billion under management.
          BARNETT MORTGAGE COMPANY including its wholly-owned subsidiary Loan America Financial Corporation, is among the 25 largest mortgage servicers nationally, servicing a portfolio of more than $18.4 billion and 240,000 mortgage loans.
          BARNETT SECURITIES, INC. is a full-service brokerage company, with 40 offices and 125 investment officers. Its Capital Markets division is authorized to engage in financial advisory services and limited underwriting of certain securities, subject to volume restrictions.
          BARNETT CARD SERVICES CORPORATION offers a variety of credit card services to Barnett's affiliate banks and other credit card issuers.
          BARNETT MERCHANT SERVICES CORPORATION provides a wide array of credit card processing services for businesses that accept credit cards as a form of payment.
          BARNETT BANKS INSURANCE, INC. reinsures credit life and accident and health insurance written in connection with loans made by Barnett's affiliates.
          BARNETT RECOVERY CORPORATION provides loan collection services for the banking affiliates.
          BARNETT TECHNOLOGIES, INC. provides data processing services for the banking and non-banking subsidiaries of Barnett.

COMPETITION
          In addition to competition from other banks, Barnett continues to face increased competition from other financial services organizations. Savings and loan associations continue to compete for loans and deposits, while finance companies and credit unions compete in the important areas of consumer lending and deposit gathering. Additionally, non-traditional financial service providers such as brokerages, mutual funds, insurance companies and finance subsidiaries of industrial companies have intensified competition in recent years.

SUPERVISION AND REGULATION
          The banking industry is highly regulated, with numerous federal and state laws and regulations governing its activities. As a bank holding company, Barnett is subject to regulation under the Bank Holding Company Act of 1956, as amended, and its examination and reporting requirements. This legislation requires the Board of Governors of the Federal Reserve System to approve bank acquisitions, limits the acquisition of out-of-state banking organizations unless permitted by state law and limits non-banking activities. In addition, the Georgia Department of Banking and Finance regulates the Georgia operations of bank holding companies. Various federal and state laws and regulations also govern the operations of the company's banking affiliates.
          Barnett's affiliate banks are subject to regulation and supervision by the Office of the Comptroller of the Currency (the "OCC"), (in the case of nationally chartered banks) the state banking authorities of the states in which they are organized (in the case of state chartered banks), the Federal Reserve Board and the FDIC.
          Barnett and its affiliates are also affected by various state and federal laws, including those relating to consumer protection and similar matters, as well as by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board. An important purpose of these policies is to curb inflation and control recessions through control of the supply of money and credit. The Federal Reserve Board uses its powers to establish reserve requirements of insured depository institutions and to conduct open market operations in the United States government securities so as to influence the supply of money and credit. These policies have a direct effect on the amount of bank loans and deposits and on interest rates charged on loans and paid on deposits, with the result that federal policies have a material effect on the earnings of Barnett and its affiliates. Future policies of the Federal Reserve Board and other government authorities and future changes in state and federal laws and regulations cannot be predicted nor can their effect on the future earnings of Barnett and its affiliates be predicted.
          On August 10, 1993 the Federal Deposit Insurance Act was amended to provide that in the event of the liquidation or other resolution of an insured depository institution occurring on or after such date, the claims of depositors of such institution (including claims by the FDIC as subrogee of insured depositors) are entitled to priority in payment over the claims of any other senior or general creditors of the institution, including shareholders.
          Effective December 31, 1992, the federal bank regulatory authorities each adopted risk-based capital guidelines to which Barnett and its banking affiliates are subject. These guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profile among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Failure to meet applicable capital guidelines could subject a bank to a variety of enforcement remedies available to the federal regulatory authorities, including limitation on the ability to pay dividends, the issuance of a directive to increase capital, the termination of deposit insurance by the FDIC, and appointment of a conservator or receiver. On December 31, 1994, Barnett and each of its affiliate banks' capital levels exceeded the capital guidelines established by the federal banking authorities.
          The Federal Deposit Insurance Corporation Act of 1991 ("FDICIA") provides for expanded regulation of depository institutions and their affiliates and assigns to the federal banking agencies broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." A depository institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater,
(iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. On December 31,1994, Barnett and each of its affiliate banks were considered by federal regulatory authorities to be "well capitalized."
          Barnett's nonbanking activities are supervised by the Federal Reserve Board. In addition, Barnett Banks Insurance, Inc. is subject to insurance laws and regulations of the Insurance Commissioner of the State of Florida. The activities of Barnett Securities, Inc. are governed by the Securities and Exchange Commission, the National Association of Securities Dealers and state securities laws.
          The Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991 recapitalized the deposit insurance funds and gave regulators the authority to restrict the operations, management and capital distributions of a bank, depending upon its risk. On December 31, 1994 all of Barnett's affiliate banks fell into the lowest risk category. FDICIA also directs regulators to establish underwriting and operations standards, encompassing such areas as real estate lending, consumer disclosure rules, internal controls and new reporting requirements.

PROPERTIES
     On December 31, 1994 the company and its affiliates had consolidated premises and equipment with a net book value of $1.0 billion. The company and its affiliates generally own their offices and related facilities. Most of the company's non-banking affiliates and many of the company's consolidated operations functions are housed in a multi-use office park in Jacksonville.

LEGAL PROCEEDINGS
          The company and its subsidiaries are subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the company's financial condition.

SHAREHOLDER DATA
          There were 33,268 shareholders of record of Barnett common stock as of December 31, 1994. In addition, approximately 12,800 Barnett employees own stock through company-sponsored plans.


                      STOCK PRICE AND DIVIDEND INFORMATION

                                    1993
                                    ----
                            4th      3rd     2nd        1st
High.................       $45.13  $48.88  $49.00    $50.38
Low..................        37.38   43.00   40.00     40.25
Close................        41.50   45.00   47.75     45.00
Dividends............          .36     .36     .36       .33
Price/earnings ratio.        10.3x   15.3x   18.5x     20.5x



                       STOCK PRICE AND DIVIDEND INFORMATION


                                    1994
                                    ----
                           4th      3rd     2nd       1st
High.................      $43.50   $47.63   48.13    $45.88
Low..................       37.63    43.25   43.25     39.75
Close................       38.50    44.25   43.75     44.13
Dividends............         .36      .41     .41       .41
Price/earnings ratio.        8.3x     9.8x    9.9x     10.4x



EXECUTIVE OFFICERS
CHARLES E. RICE, 59, Chairman of the Board and Chief Executive Officer since November 1988 and Chairman of the Board, President and Chief Executive Officer from April 1984 to November 1988. Mr. Rice, who has been Chief Executive Officer since 1979, joined the company in 1966 and was first elected an executive officer in 1971.

ALLEN L. LASTINGER, JR., 52, President and Chief Operating Officer since January 1991; Vice Chairman and Chief Banking Officer from November 1988 to December 1990; and Vice Chairman/Retail Banking from April 1984 to November 1988.
Mr. Lastinger joined the company in 1971 and was first elected an executive officer in 1980.

JUDY BEAUBOUEF, 48, Chief Legal Executive since 1991; Associate General Counsel from 1988 to 1991.

SUSAN S. BLASER, 45, Chief Marketing Executive since December 1994; Senior Vice President for Retail Banking for First Bank System from February 1991 to October 1994; Senior Vice President for CVN Companies from 1988 to 1990.

RICHARD C. BREWER, 53, Chief Credit Policy Executive since July 1994; Regional Banking Executive/Central Region from January 1989 to July 1994; and Chairman and Chief Executive Officer of Barnett Bank of Southwest Florida from January 1986 to

January 1989. Mr. Brewer joined the company in 1970 and was first elected an executive officer in 1989.

LEE H. CHAPLIN, JR., 55, Regional Banking Executive/North Region since February 1991; Regional Banking Executive/South Region from January 1990 to February 1991; Regional Banking Executive/South Region and President and Chief Executive Officer of Barnett Bank of South Florida, N.A. from January 1989 to January 1990; and President of Barnett Bank of South Florida, N.A. from May 1985 to January 1989. Mr. Chaplin joined the company in 1983 and was first elected an executive officer in 1990.

DOUGLAS K. FREEMAN, 44, Chief Corporate Banking Executive since August 1991; Executive Vice President for Business Banking of Wells Fargo Bank from January 1989 to August 1991; and an officer of C&S Corporation from June 1972 to January 1989. Mr. Freeman joined the company as an executive officer in 1991.

PAUL T. KERINS, 51, Chief Human Resources Executive since February 1985, when he joined the company as an executive officer.

PATRICK J. MCCANN, 38, Controller since September 1992; Director of Finance/Central Region from January 1989 to September 1992; Chief Financial Officer of Barnett Bank of Southwest Florida from January 1988 to June 1989; and Controller from September 1987 to January 1988. Mr. McCann joined the company in 1987 and was first elected an executive officer in 1992.

JAMES F. MONDELLO, 51, Regional Banking Executive/South Region since February 1991; Regional Banking Executive/East Region from January 1989 to February 1991; and Executive Vice President and Chief Operating Officer of Barnett Bank of Polk County from January 1988 to January 1989. Mr. Mondello joined the company in 1983 and was first elected an executive officer in 1989.

CHARLES W. NEWMAN, 45, Chief Financial Officer since January 1992 and Executive Vice President and Controller from January 1988 to January 1992. Mr. Newman joined the company in 1983 and was first elected an executive officer in 1985.

HINTON F. NOBLES, Jr., 49, Executive Vice President since April 1985. Mr. Nobles joined the company in 1974 and was first elected an executive officer in 1983.

JONATHAN J. PALMER, 51, Chief Retail Banking and Technology Executive since October 1994; Chief Technology Executive from July 1990 to October 1994; and Chairman and Chief Executive Officer of Barnett Technologies, Inc. since November 1990 to October 1994; Executive Vice President, Shearson Lehman Hutton, from December 1989 to July 1990; Executive Vice President, Furash & Co., from July 1989 to December 1989; and Vice Chairman, Fidelity Bank, from 1980 to July 1989.
Mr. Palmer joined the company as an executive officer in 1990.

RICHARD J. REDICK, 44, Director of Finance since February 1993, when he joined the company as an executive officer; Executive Vice President, BayBank Boston, N.A. from 1983 to February 1993.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf, thereunto duly authorized.

Date:  February 3, 1995

                                  BARNETT BANKS, INC.


                                  BY:            *
                                      --------------------------
                                       Charles E. Rice, Chairman and
                                       Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       NAME                   TITLE                     DATE
       ----                   -----                     ----

         *                    Director                  February 3, 1995
- ---------------------
Walter H. Alford


         *                    Director                  February 3, 1995
- ---------------------
Rita Bornstein


         *                    Director                  February 3, 1995
- ---------------------
James L. Broadhead


         *                    Director                  February 3, 1995
- ---------------------
Alvin R. Carpenter


                              Director                  February 3, 1995
- ---------------------
Armando M. Codina


         *                    Director                  February 3, 1995
- ---------------------
Marshall M. Criser

         *                    Director                  February 3, 1995
- ---------------------
Jack B. Critchfield

          NAME                   TITLE                      DATE
          ----                   -----                      ----



         *                        Director                  February 3, 1995
- ---------------------
Carter H. Golembe

         *                        President, Chief          February 3, 1995
- ---------------------
Allen L. Lastinger, Jr.           Operating Officer
                                  and Director


         *                        Director                  February 3, 1995
- ---------------------
Clarence V. McKee


PATRICK J. MCCANN                 Controller                February 3, 1995
- ---------------------
Patrick J. McCann                 (Principal Accounting
                                  Officer)


CHARLES W. NEWMAN                 Chief Financial           February 3, 1995
- ---------------------
Charles W. Newman                 Officer (Principal
                                  Financial Officer)


         *                        Director                  February 3, 1995
- ---------------------
Tom L. Rankin


         *                        Chairman and Chief        February 3, 1995
- ---------------------
Charles E. Rice                   Executive Officer
                                  and Director (Principal
                                  Executive Officer)


         *                        Director                  February 3, 1995
- ---------------------
Frederick H. Schultz


         *                        Director                  February 3, 1995
- ---------------------
Stewart Turley


         *                        Director                  February 3, 1995
- ---------------------
John A. Williams


PARTICK J. MCCANN                                           February 3, 1995
- ---------------------
*Patrick J. McCann

* by signing his name hereto, does sign this document on behalf of each of the persons indicated by an asterisk above, pursuant to Powers of Attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                             EXHIBIT INDEX
                             -------------


 3.  Articles of Incorporation and Bylaws.

      *(a)  Amended and Restated Articles of
            Incorporation.


       (b)  Bylaws.

 4. Instruments defining the rights of security holders, including indentures:

      **(a) Indenture dated as of May 15, 1972, relating to 7 3/4% Sinking Fund Debentures due 1997.

       +(b) Indenture dated as of August 15, 1984, relating to Floating Rate Subordinated
             Capital Notes due 1996 and to 8 1/2%
             Subordinated Capital Notes due 1999.

      ++(c) Indentures as of October 19, 1990, and supplemental indentures dated April
             21, 1991 and May 14, 1993 relating
             to Debt Securities of the Company.

      ++(d) Indenture dated as of October 19, 1990 and supplemental indenture as of April 22, 1991 related to Debt Securities of the Company.

10.   Material Contracts

       -(a)  Long Term Incentive Plan of Barnett Banks, Inc., as amended.

      --(b)  Employment Agreement Messrs. Nobles,  Newman,
              Rice, Lastinger & Brewer

11.   Statement re Computation of Per Share Earnings.

12. Ratios of Earnings to Combined Fixed Charges and Preferred Dividends.

13. Annual Report to Security Holders for the fiscal year ended December 31, 1994.

21. Subsidiaries of the Registrant in addition to pages 62 and 63 of the Annual Report to Shareholders.

23.   Consents of Experts and Counsel.

      (a) Consent of Arthur Andersen & Co.
      (b) Consent of Price Waterhouse

24.   Powers of Attorney.

27.   Financial Data Schedule

99.   Additional Exhibits


      Opinion of Price Waterhouse LLP covering 1992 consolidated
      Financial Statements

__________________________

  *Previously filed as Exhibits to Registrant's Registration
   Statement of Form S-3, Registration No. 33-44344 and incorporated herein by reference.

 **Previously filed as Exhibits to Registrant's Form 10-K for the fiscal year ended December 31, 1981, and incorporated herein by reference.

  +Previously filed as Exhibit to Registrant's Registration State-ment on Form S-3, Registration No. 2-92815, and incorporated herein by reference.

 ++Previously filed as Exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference.

  -Previously filed as Exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1984, and incorporated herein by reference.

- --Previously filed as Exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

APPENDIX DESCRIBING PICTURES AND CHARTS IN ANNUAL REPORT TO SHAREHOLDERS

On page 2 of the printed version, a bar chart appears reflecting the Return on Common Shareholders' Equity for the five years ended 1994. These are shown as follows: 1990 2.7%; 1991 3.5%; 1992 8.3%; 1993 16.0%; 1994 16.7%.

On page 2 of the printed version, a bar chart appears reflecting the Return on Average Assets for the five years ended 1994. These are shown as follows: 1990 .15%; 1991 .21%; 1992 55%; 1993 1.13%; 1994 1.28%.

On page 3 of the printed version is a picture of Allen L. Lastinger Jr., President and Chief Operating Officer, and Charles E. Rice, Chairman and Chief Executive Officer.

On page 4 of the printed version, a bar chart appears reflecting the Net Charge-Offs for the five years ended 1994. These are shown as follows: 1990 $265 million; 1991 $432 million; 1992 $262 million; 1993 $142 million; 1994 $92 million.

On page 4 of the printed version, a bar chart appears reflecting the Reserve Coverage of Non-Performing Loans at the end of each year for the five years ended 1994. These are shown as follows: 1990 75%; 1991 85%; 1992 114%;
1993  171%; 1994  250%.

On page 6 of the printed version are three pictures under the headings RETAIL BANKING, CORPORATE BANKING and OTHER ACTIVITIES as follows: RETAIL BANKING has a picture of a man's hands writing a check; CORPORATE BANKING has a picture of a woman walking out of a flower shop; OTHER ACTIVITIES has a picture of a computer terminal.

On page 8 of the printed version, a photograph of three people in a bank lobby appears.


On page 10 of the printed version, a photograph of a man in a hammock on the beach appears. He is working on a lap top computer.

On page 12 of the printed version, a photograph of two men in front of a vacant lot appear.

On page 14 of the printed version, a photograph of an Aspen Mountain home scene appears.

On page 17 of the printed version, a bar chart appears reflecting Earnings Per Common Share Fully Diluted for the five years ended 1994. These are shown as follows: 1990 $.65; 1991 $.80; 1992 $1.97; 1993 $4.01; 1994 $4.66.

On page 18 of the printed version, two pie charts appear reflecting the Average Loans in 1990 and 1994. These are shown as follows: 1994 Commercial 16%, Commercial Real Estate 12%, Consumer 72%; 1990 Commercial 19%, Commercial Real Estate 25%, Consumer 56%.

On page 20 of the printed version, two pie charts appear reflecting the Average Deposits in 1994 and 1990. These are shown as follows: 1994 Consumer CD 24%, Savings & Money Mkt. 36%, Demand & NOW 35%, Other 5%; 1990 Consumer CD 36%, Savings & Money Mkt. 23%, Demand & NOW 27%, Other 14%.

On page 22 of the printed version, a bar chart appears reflecting the Taxable Equivalent Net Interest Income for the five years ended 1994. These are shown as follows: 1990 $1.49 billion; 1991 $1.57 billion; 1992 $1.74 billion;
1993  $1.70 billion; 1994  $1.68 billion.

On page 22 of the printed version, a line graph appears reflecting Net Yield as a percentage of Average Earning Assets for the five years ended 1994. These are shown as follows: 1990 4.60%; 1991 4.60%; 1992 5.11%; 1993 5.07%; 1994 4.87%.

On page 25 of the printed version, a bar graph appears reflecting Non-Interest Income, Excluding Securities Transactions, for the five years ended 1994. These are shown as follows: 1990 $476 million; 1991 $529 million; 1992 $587 million; 1993 $601 million; 1994 $556 million.

On page 26 of the printed version, a line graph appears reflecting the Overhead Ratio for the five years ended 1994. This is shown as follows: 1990 67%; 1991 71%; 1992 71%; 1993 65%; 1994 61%.

On page 30 of the printed version, a line graph appears reflecting Consumer Credit Delinquency 30 Days or More Past Due for Bank Card and Installment at December 31 for the five years ended 1994. Bank Card is as follows:
1990 3.71%; 1991 3.76%; 1992 2.42%; 1993 2.77%; 1994 2.77%.  Installment is
shown as follows:  1990 1.13%; 1991 .79%; 1992 .47%; 1993 .68%; 1994 .94%.

On page 31 of the printed version, a bar graph appears reflecting Average Shareholders' Equity for the five years ended 1994. This is shown as follows:
1990 $2.0 billion; 1991 $2.1 billion; 1992 $2.5 billion; 1993 $2.7 billion;
1994 $3.0 billion.

On page 31 of the printed version, a bar graph appears reflecting Book Value Per Share for the five years ended 1994. This is shown as follows: 1990 $24.16; 1991 $24.19; 1992 $25.40; 1993 $28.34; 1994 $31.09.

On page 60 of the printed version, a picture of the Board of Directors appears.

On page 61 of the printed version, a picture of the Management Executive Committee appears.

On page 63 of the printed version, a map of Florida and South Georgia appears.