Form 10-K/A
period 1994-12-31
BARNETT BANKS INC
filed 1995-03-22
CIK 10012

                                  FORM 10-K/A

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


               /X/ AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13
                   OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock outstanding at December 31, 1994:
                              96,732,754 Shares

                    DOCUMENTS INCORPORATED BY REFERENCE

                                  NONE

1. Part II.
     Item 5. - Market for the Registrant's Equity and Related Stockholder
               Matters


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
Price/earnings ratio.        10.3x   15.3x   18.5x     20.5x


                       STOCK PRICE AND DIVIDEND INFORMATION


                                    1994
                                    ----
                           4th      3rd     2nd       1st
High.................      $43.50   $47.63   48.13    $45.88
Low..................       37.63    43.25   43.25     39.75
Close................       38.50    44.25   43.75     44.13
Dividends............         .41      .41     .41       .36
Price/earnings ratio.        8.3x     9.8x    9.9x     10.4x

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on behalf by the undersigned, thereunto duly authorized.



                                          BARNETT BANKS, INC.



                                          By: /s/ Patrick J. McCann
                                              --------------------------------
                                               Patrick J. McCann
                                               Controller
                                               (Principal Accounting Officer)



Date:  March 21, 1995