Form 10-Q
period 1995-03-31
BARNETT BANKS INC
filed 1995-05-15
CIK 10012

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period                          Commission file number 1-7901.
ended March 31, 1995



                               BARNETT BANKS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                           59-0560515
- -----------------------------------                      -----------------------
     (State of incorporation)                                (I.R.S. Employer
                                                            Identification No.)


                              50 North Laura Street
                           Jacksonville, Florida 32202
                     --------------------------------------
                    (Address of Principal Executive Offices)


                                 (904) 791-7720
                -------------------------------------------------
               (Registrants telephone number, Including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes   X            No
    -----             -----


             Barnett Banks, Inc. Common Stock - March 31, 1995:
                          97,127,142 shares outstanding

                             BARNETT BANKS, INC.

                       Financial Review and Form 10-Q


                              TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

Consolidated Financial Highlights......................................  3

Management Discussion (Item 2).........................................  4

  Quarterly Average Balances, Yields and Rates......................... 12

Financial Statements (Item 1):

  Statements of Financial Condition.................................... 14

  Statements of Income................................................. 15

  Statements of Changes in Shareholders' Equity........................ 16

  Statements of Cash Flows............................................. 17

  Notes to Financial Statements........................................ 18

PART II--OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K (ITEM 6)

     Exhibit 11, "Statement re computation of per share earnings," is included in the Notes to Financial Statements on page 19 of this report.

     A report on Form 8-K, dated March 16, 1995, filed exhibits related to a Registration Statement on Form S-3.











                     BARNETT BANKS, INC. AND SUBSIDIARIES
                          FORM 10-Q, March 31, 1995


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BARNETT BANKS, INC.

Dated: May 11, 1995                 /s/ Charles W. Newman
                                       ------------------------------
                                       Charles W. Newman
                                       Chief Financial Officer


Dated: May 11, 1995                 /s/ Patrick J. McCann
                                       -------------------------------
                                       Patrick J. McCann
                                       Controller

CONSOLIDATED FINANCIAL HIGHLIGHTS



                                                                                       Three Months
For the Periods Ended March 31--                                               ---------------------------
Dollars in Millions Except Per Share Data                                     1995       1994      Change
- ---------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Net interest income (taxable-equivalent)...................................  $430.5    $415.3           4%
Provision for loan losses..................................................    24.3      19.4          25
Non-interest income........................................................   169.7     137.3          24
Non-interest expense.......................................................   370.4     340.5           9
Net income.................................................................   128.7     118.0           9
- ---------------------------------------------------------------------------------------------------------

PER COMMON SHARE
Net income:
  Primary..................................................................  $ 1.27    $ 1.15          10%
  Fully diluted............................................................    1.23      1.12          10
Dividends declared.........................................................     .41       .36          14
Book value(1)..............................................................   32.29     29.00          11
Stock price:
  High.....................................................................   45.75     45.88          --
  Low......................................................................   38.75     39.75          (3)
  Close....................................................................   45.50     44.13           3
- ---------------------------------------------------------------------------------------------------------

KEY PERFORMANCE RATIOS
Return on assets...........................................................    1.26%     1.26%         --
Return on common equity....................................................   16.51     16.71          (1)%
Return on total equity.....................................................   15.97     16.10          (1)
Net yield on earning assets................................................    4.77      4.92          (3)
Overhead ratio.............................................................   61.72     61.59          --
Shareholders' equity to total assets(1)....................................    8.03      8.01          --
Leverage ratio.............................................................    6.25      7.43         (16)
Total risk-based capital ratio.............................................   11.39     13.75         (17)
- ----------------------------------------------------------------------------------------------------------

AVERAGE BALANCES
Assets..................................................................... $40,858   $37,565           9%
Deposits...................................................................  33,939    31,873           6
Loans, net of unearned income..............................................  28,899    25,948          11
Earning assets.............................................................  36,286    33,795           7
Common equity..............................................................   3,008     2,715          11
Total shareholders' equity.................................................   3,223     2,930          10
Primary shares (thousands).................................................  97,693    98,272          (1)
Fully diluted shares (thousands)........................................... 104,571   105,094          --
- ---------------------------------------------------------------------------------------------------------

AT PERIOD-END
Assets..................................................................... $41,735   $37,983          10%
Deposits...................................................................  34,337    32,591           5
Loans, net of unearned income..............................................  29,263    26,170          12
Long-term debt.............................................................     898       681          32
Preferred stock............................................................     215       215          --
Total shareholders' equity.................................................   3,268     2,946          11
Common shares (thousands)..................................................  97,127    97,550          --
- ---------------------------------------------------------------------------------------------------------

(1) Computed on equity before deduction of the employee stock ownership plan obligation.

                                                                               3

                            MANAGEMENT DISCUSSION


SUMMARY

     Barnett's earnings rose 9% in the first quarter to $128.7 million, or $1.23 per fully diluted share, from $118.0 million, or $1.12 per share, a year earlier. First quarter net income was up 3% from $125.4 million, or $1.21 per fully diluted share, in the fourth quarter of 1994.

     Return on assets in the first quarter was 1.26%, consistent with the first quarter of 1994 and slightly below the 1.28% in the fourth quarter of 1994. Return on average common shareholders' equity decreased to 16.51% from 16.71% last year and 16.70% in the fourth quarter.

     Net interest income rose $15.2 million from the same period last year to $430.5 million as income generated from a $2.5 billion increase in earning assets more than offset a 15 basis point decline in the net yield on earning assets. Non-interest income rose 24% to $169.7 million while non-interest expense grew $29.9 million. These increases reflect the fee revenue and overhead added by companies acquired during the quarter. The overhead ratio rose slightly to 61.7% in the first quarter from 61.6% in the same period last year and from 60.0% in the fourth quarter of 1994.

     Average loans grew at a 14% annualized rate during the quarter to $28.9 billion and were up 11% from a year earlier. Loans to consumers, which represented 73% of Barnett's portfolio, rose 15% while loans to businesses increased 9%. The commercial real estate portfolio was down 3% from a year ago.

     Non-performing assets were $297 million on March 31, representing 1.01% of outstandings. Net charge-offs in the first quarter of $24.4 million were 26% higher than last year and represented an annualized .34% of average loans.

     On January 27, Barnett acquired EquiCredit Corporation, a consumer finance company with 95 offices in 31 states. EquiCredit, which specializes in originating, selling and servicing consumer loans secured by first or second mortgages, originated in excess of $190 million of loans during the first quarter. EquiCredit's servicing portfolio stood at $1.8 billion on March 31.

     Barnett acquired BancPLUS Financial Corporation, a national retail mortgage banking company with 49 retail origination offices doing business in 50 states, on February 28. BancPLUS added $14 billion to Barnett's servicing portfolio, which exceeded $32 billion at March 31.

EARNING ASSETS

     LOANS. Average loans grew $1.0 billion during the first quarter to $28.9 billion, an annualized growth rate of 14%. This represents a $3.0 billion, or 11%, increase from the same period last year. Excluding $133 million of installment loans added through the acquisition of EquiCredit and $29 million of residential mortgages added through the acquisition of BancPLUS, average loans grew at an annualized rate of 12% from the fourth quarter. The continued growth in loans was paced by lending to consumers and the sixth consecutive quarter of increases in commercial loans.

     Installment loans grew $305 million during the quarter to $8.3 billion, which was 15%, or $1.1 billion higher than the same period last year. Automobile lending contributed $362 million to annual growth, as sales of new and used cars were strong throughout 1994. However, the volume of automobile loans is dependent upon sales volumes, which are cyclical. Consumer loans, originated by EquiCredit and held for sale, added $133 million during the quarter. Student loan growth was also brisk as loans grew $260 million, or 37%, from the first quarter of 1994. Home equity loans grew $178 million from the same period last year.


TABLE 1 SELECTED QUARTERLY DATA

                                                                     1995                   1994
                                                                     ----    ----------------------------------
Dollars in Millions Except Per Share Data--Taxable-Equivalent        First    Fourth    Third    Second    First
- ---------------------------------------------------------------------------------------------------------------
Net interest income............................................... $430.5    $426.2   $419.8    $416.2   $415.3
Provision for loan losses.........................................   24.3      25.6     15.4      13.7     19.3
- ---------------------------------------------------------------------------------------------------------------
Net interest income after loan loss provision.....................  406.2     400.6    404.4     402.5    396.0
Non-interest income...............................................  169.7     129.8    138.1     137.4    137.3
Non-interest expense..............................................  370.4     341.5    340.3     341.8    340.6
- ---------------------------------------------------------------------------------------------------------------
Income before income taxes........................................  205.5     188.9    202.2     198.1    192.7
Income tax provision..............................................   66.5      52.6     67.6      65.9     63.7
Taxable-equivalent adjustment.....................................   10.3      10.9     11.2      11.0     11.0
- ---------------------------------------------------------------------------------------------------------------
        Net income................................................ $128.7    $125.4   $123.4    $121.2   $118.0
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------
Primary net income per common share...............................  $1.27     $1.24    $1.21     $1.19    $1.15
Fully diluted net income per common share.........................   1.23      1.21     1.18      1.15     1.12
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------

TABLE 2 INTEREST RATE SENSITIVITY ANALYSIS

                                                                                                           Non-Rate
                                                                                                          Sensitive
                                                                     0-30    31-90     91-180    181-365   and Over
March 31, 1995--Dollars in Millions                                  Days     Days       Days       Days   One Year    Total
- ----------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural.........................    $3,070    $ 182     $  180     $  209    $   859  $ 4,500
Real estate construction.......................................       848        6         23          6         52      935
Commercial mortgages...........................................     1,069      101        185        280        728    2,363
Residential mortgages..........................................       703    1,316      1,871      3,712      3,399   11,001
Installment....................................................     1,624      459        663      1,264      4,348    8,358
Other loans....................................................     1,381       --         --         43        682    2,106
- ----------------------------------------------------------------------------------------------------------------------------
      Total loans..............................................     8,695    2,064      2,922      5,514     10,068   29,263
Securities.....................................................       210      218        245      2,808      3,466    6,947
Federal funds sold and other earning assets....................       100                                                100
- ----------------------------------------------------------------------------------------------------------------------------
      Total earning assets.....................................    $9,005   $2,282     $3,167     $8,322    $13,534  $36,310
- ----------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------
NOW accounts...................................................    $5,907                                            $ 5,907
Money market accounts..........................................     7,134                                              7,134
Savings deposits...............................................     3,541                                              3,541
Time deposits..................................................     1,861   $1,733     $2,232     $2,924    $ 3,406   12,156
- ----------------------------------------------------------------------------------------------------------------------------
      Total deposits...........................................    18,443    1,733      2,232      2,924      3,406   28,738
Short-term borrowings..........................................     2,190      350                                     2,540
Long-term debt.................................................       145      175                    89        489      898
- ----------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities.......................  $ 20,778   $2,258     $2,232     $3,013    $ 3,895  $32,176
- ----------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------
Gap before interest rate swaps and management adjustments......  $(11,773)  $   24     $  935     $5,309    $ 9,639
Management adjustments(1)......................................     8,111      691        774          7     (9,583)
Interest rate swaps............................................    (1,038)    (497)       (63)     1,465        133
- ----------------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap adjusted for interest rate swaps
 and management adjustments.....................................   (4,700)     218      1,646      6,781        189
Cumulative adjusted interest rate sensitivity gap..............    (4,700)  (4,482)    (2,836)     3,945
Cumulative adjusted gap as a percentage of earning assets:
  March 31, 1995...............................................    (12.94)% (12.34)%    (7.81)%    10.86%
  March 31, 1994...............................................    (14.23)  (11.44)     (6.32)      5.72
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------

(1) Management adjustments reflect the company's estimates of the effects of early principal repayments on residential and other amortizing loans and securities and the anticipated repricing sensitivity of non-maturity deposit products. Historically, balances on non-maturity deposit accounts have reamined relatively stable despite changes in market interest rates. Management has classified certain of these accounts as non-rate sensitive based on management's historical pricing practices and runoff experience. Two-thirds of the NOW and savings account balances and approximately 20% of the money market account balances, are classified as non-rate sensitive.

     Residential loans totaled $10.8 billion, up 14% from $9.5 billion last year. That represented annualized growth of 21% from the fourth quarter. Mortgage loan originations during the first quarter declined to $819 million from $1.0 billion in the fourth quarter, reflecting fewer applications due to the higher rate environment for adjustable-rate mortgages. Adjustable-rate loans, which Barnett has historically retained in its portfolio, fell to 72% of originations from 80% in the fourth quarter. At the end of the first quarter, 74% of the residential loan portfolio consisted of adjustable-rate mortgages. Most of the adjustable-rate portfolio reprices annually based upon a spread over the one-year constant maturity Treasury index and is limited by annual and lifetime caps.

     The company expects the rate of its residential loan growth to slow in the future as it may sell higher portions of mortgage production under its asset-liability management strategy.

     Barnett generally retains the servicing rights on the loans it sells, which provides an ongoing source of fee income. At March 31, the mortgage servicing portfolio exceeded $32 billion. This portfolio has grown from $13 billion a year ago, largely as a result of acquisitions.

     Bank card outstandings of $1.4 billion were 25% higher than a year earlier and grew at an annualized rate of 28% during the quarter.

     Commercial loans grew 9% from last year to $4.4 billion. Commercial real estate loans fell $16 million during the quarter to $3.3 billion and represented 11% of total loans. Commercial mortgage loans declined $45 million from last quarter and $185 million from the same period last year to $2.4 billion.

     INVESTMENT SECURITIES AND OTHER EARNING ASSETS. The company's securities portfolio consists primarily of AAA or equivalent-rated securities, including 44% U.S. Treasury securities, with an average life of 1.4 years. Average securities were $465 million, or 6%, lower than the same period last year, as liquidity from maturing

TABLE 3 RISK MANAGEMENT INSTRUMENTS

                                                                               Weighted Average Interest Rate
                                                                           ------------------------------------     Average
                                               Notional   Replacement    Receive                   Pay             Maturity
March 31, 1995-- Dollars in Millions             Amount         Value    Rate(1)       Index    Rate(1)    Index   in Years
- ---------------------------------------------------------------------------------------------------------------------------
Interest rate swaps:
  Basis swap................................    $   50       $   .81       6.13%      LIBOR      6.14%      CMT        2.83
  Generic swaps:
    Receive fixed...........................     1,040        (20.65)      4.38       Fixed      6.42     LIBOR         .90
    Pay fixed...............................       167          1.62       6.24       LIBOR      6.71     Fixed        2.65
  Index-principal swaps.....................     1,010        (40.80)      4.64       Fixed      6.31     LIBOR        2.06(2)
Interest rate floors........................     2,000         10.00       6.00(3)    LIBOR        --        --        2.76
- ---------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------

(1) Based upon contractual rates at March 31, 1995.
(2) The maturity of index-principal swaps can extend to a maximum average of
    2.35 years.
(3) The company receives interest equal to the amount by which LIBOR is less than 6.00%.

securities was utilized to fund loan growth. Securities fell 3% from the fourth quarter to $7.3 billion. The available-for-sale securities portfolio had a $1.1 million unrealized gain on March 31 compared to a $45 million unrealized loss on December 31, 1994.

DEPOSITS AND OTHER FUNDING SOURCES

     DEPOSITS. Average deposits rose $2.1 billion, or 6%, from the first quarter of last year to $33.9 billion, reflecting the acquisition of $3.4 billion in deposits of the Florida deposit franchise of Glendale Federal on December 15, 1994. Certificates of deposit and other time deposits rose 29% from last year to $11.7 billion. Period-end certificates of deposit and other time deposits grew $623 million during the first quarter.

     Average money market deposits fell $418 million from the same period last year to $7.4 billion. Savings deposits increased $141 million to $3.6 billion. Demand deposits fell $158 million from last year's levels to $5.4 billion and NOW accounts fell $135 million to $5.8 billion.

     The increase in CDs and declines in transaction and money market accounts from the fourth quarter reflect consumer preference for higher yielding time deposits and seasonal outflows as winter residents began returning home.

     OTHER FUNDING SOURCES. Average federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings of $2.3 billion were $529 million higher than the previous year but $719 million lower than the fourth quarter. These wholesale funding sources are being utilized to fund loan growth and manage the liquidity of the company.

ASSET-LIABILITY MANAGEMENT

     Net interest income, Barnett's primary source of revenue, is affected by changes in interest rates as well as the level and mix of earning assets and interest-bearing liabilities. The impact of changes in interest rates on the company's net interest income represents Barnett's level of interest-rate sensitivity. Barnett uses several asset-liability management techniques to measure its interest-rate sensitivity and manage this risk within specific rate-sensitivity limits.

     Interest rate sensitivity is primarily a function of the repricing structure of the company's balance sheet. TABLE 2 on page 5 shows this structure as of March 31, with each maturity interval referring to the earliest repricing opportunity (i.e., the earlier of scheduled contractual maturity or next rate reset date) for each asset and liability. The resultant gaps are a measure of the sensitivity of earnings to changes in interest rates.

     In order to more appropriately reflect the repricing structure of the company's balance sheet, management has made certain adjustments to the table. Based on historical and industry data, an estimate of the expected prepayments of amortizing loans and investment securities is included in the analysis. Similarly, an adjustment is made to reflect the behavioral characteristics of certain core deposits without contractual maturity (i.e., interest-bearing checking, savings and money market deposit accounts). The footnote accompanying the table more fully explains the specific adjustments made to the analysis. This analysis indicates that the company was moderately liability sensitive on March 31, with a six-month negative gap of 7.81%.

     In addition to gap analysis, management uses rate-shock simulation and duration of equity to measure the rate sensitivity of its balance sheet. These measures of risk show that a 1.00% change in interest rates would not have a material impact on the net interest margin over a twelve month period.

     Barnett controls its interest rate risk principally by managing the level and duration of certain balance sheet

TABLE 4 CHANGE IN NET INTEREST INCOME

                                                                                             Change From
                                                                                               Previous
                                                                                             Year Due to:
For the Period Ended March 31, 1995--                                                     ---------------------      Total
Taxable-Equivalent Dollars in Millions                                                   Volume        Rate(1)       Change
- ---------------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans..............................................................................     $61.4         $33.7        $ 95.1
  Taxable securities.................................................................      (2.9)         15.5          12.6
  Tax-free securities................................................................      (5.4)          3.1          (2.3)
  Other earning assets...............................................................       (.2)           .6            .4
- ---------------------------------------------------------------------------------------------------------------------------
         Total interest income.......................................................      52.9          52.9         105.8
- ---------------------------------------------------------------------------------------------------------------------------
Interest expense:
  NOW accounts.......................................................................       (.5)          3.2           2.7
  Money market accounts..............................................................      (2.3)         14.3          12.0
  Savings deposits...................................................................        .6           4.0           4.6
  Certificates of deposit under $100,000.............................................      23.3          18.0          41.3
  Other time deposits................................................................       3.4           4.6           8.0
- ---------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits.............................................      24.5          44.1          68.6
  Federal funds purchased and securities sold under agreements to repurchase.........        .8          11.4          12.2
  Other short-term borrowings........................................................       3.8           3.9           7.7
  Long-term debt.....................................................................       2.9           (.8)          2.1
- ---------------------------------------------------------------------------------------------------------------------------
         Total interest expense......................................................      32.0          58.6          90.6
- ---------------------------------------------------------------------------------------------------------------------------
         Net interest income.........................................................     $20.9         $(5.7)       $ 15.2
- ---------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------

(1) Includes changes in interest income and expense not due solely to volume or rate changes.


assets and liabilities. The company also uses off-balance-sheet instruments to manage its interest rate sensitivity position. Barnett ensures that both balance sheet and off-balance-sheet instruments used for asset-liability management purposes are consistent with safe and sound banking practices.

     The company's current risk management instruments portfolio used for asset liability management purposes has a notional amount of $4.3 billion. This portfolio consists of $2.3 billion of interest rate swaps and $2.0 billion of interest rate floors. Most of the company's swaps involve receipt of fixed cash flows in exchange for variable (primarily LIBOR-based) cash flows. The $2.0 billion interest rate floor contracts are indexed to the 3 month LIBOR and have terms which span 1996 and 1997. The swaps are linked to prime rate loans and create a net fixed-rate cash flow. These swaps and floors were executed to reduce the company's risk to flat or falling interest rates.

     Approximately half of the interest rate swap portfolio is fixed-term non-amortizing interest rate swaps which mature in early 1996. The other half of the swap portfolio is indexed amortizing instruments with expected maturities of approximately two years. These instruments have similar characteristics to cash instruments typically used by the company to reduce asset sensitivity or hedge against flat or falling interest rates which are a combination of short-term CMOs and Treasuries.

     The interest rate swaps and floors have operated as intended, reducing the company's exposure to falling or flat interest rates. The replacement value related to the portfolio was a negative $49 million on March 31 and a negative $104 million on December 31, 1994. TABLE 3 shows a summary of Barnett's risk management portfolio.

     Interest rate swaps reduced net and gross interest income in the first quarter of 1995 by $8.6 million, representing a ten basis point reduction in the net yield in earning assets. Swaps and floors increased first quarter 1994 net interest income by $2.3 million, or a three basis point increase in the net yield. The increase consisted of a $3.4 million increase to interest income and a $1.1 million increase to interest expense.

     Barnett manages its credit exposure relative to the notional amount of its interest rate swaps and floors in a manner consistent with the granting of credit. Any exposure is generally measured by the market replacement value at any point in time. Barnett utilizes collateral exchange agreements with swap counterparties in order to minimize this credit exposure.

NET INTEREST INCOME

     Barnett's taxable-equivalent net interest income in the first quarter was $430.5 million, up $4.3 million from the fourth quarter and $15.2 million from last year's level. These increases reflect earning asset growth, as discussed in the EARNING ASSETS section, partially offset by a lower net yield on earning assets.

     TABLE 4 shows the changes in net interest income by category due to shifts in volume and rate.

TABLE 5 OTHER NON-INTEREST EXPENSE

                                         1995                      1994
                                      -------     ---------------------------------------
Dollars in Thousands                    First     Fourth      Third     Second      First
- -----------------------------------------------------------------------------------------
Advertising and marketing.........   $  5,416   $  8,600   $  7,427   $  6,594   $  6,680
Communications....................      9,321      8,663      8,928      9,130      7,024
Expenses and provision on real
 estate held for sale.............      3,513      2,087      3,083      4,483      6,419
FDIC assessments..................     18,533     17,467     17,760     18,042     18,140
Franchise and credit card fees....      4,398      4,271      4,150      3,887      4,139
Outside computer services.........     10,404      9,205      9,754      8,499      9,250
Postage...........................      6,311      6,170      5,420      5,831      5,756
Stationery and supplies...........      4,708      4,694      3,428      3,939      3,706
Insurance, taxes and other........     45,724     45,258     46,374     44,167     43,775
- -----------------------------------------------------------------------------------------
  Total excluding amortization....    108,328    106,415    106,324    104,572    104,889
Amortization of intangibles.......     12,326      6,592      6,557      7,508      7,870
Amortization of purchased mortgage
 servicing rights.................      6,873      2,643      2,172      1,630      1,604
- -----------------------------------------------------------------------------------------
  Total...........................   $127,527   $115,650   $115,053   $113,710   $114,363
- -----------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------

     The net yield on earning assets declined to 4.77% from 4.92% a year earlier and 4.80% last quarter. The earning asset yield increases of 70 basis points and 30 basis points from the first and fourth quarters of last year, which reflect repricing in the loan and securities portfolios, were more than offset by increased funding costs and changes in deposit mix.

     The rate on interest bearing liabilities rose 91 basis points from first quarter 1994, reflecting the Federal Reserve's actions to increase short-term interest rates during the last 12 months. That rate in the first quarter increased 28 basis points over the fourth quarter level, primarily reflecting the changing deposit mix to higher CD balances and continued upward repricing of existing CD balances.

NON-INTEREST INCOME

     Barnett's non-interest income of $169.7 million was 24% higher than the $137.3 million reported a year ago and 31% higher than the $129.8 million earned last quarter.

     These increases from last year were generated by the acquisitions of EquiCredit and BancPLUS during the first quarter. Consumer finance income of $17.6 million represented the revenue generated through EquiCredit's regular quarterly securitization program and fees for consumer loan servicing. Mortgage banking income rose $7.3 million over the same period last year, primarily due to the acquisitions of Loan America Financial Corporation on October 1, 1994 and BancPLUS on February 27, 1995.

     Non-interest income, excluding securities transactions, rose $27.0 million, or 19%, from the fourth quarter, primarily reflecting the fee revenue contributed by acquisitions consummated during the quarter, as previously discussed.

NON-INTEREST EXPENSE

     Non-interest expense rose 9%, or $29.9 million, from a year ago and 8%, or $28.9 million, from last quarter. The overhead ratio of 61.7% in the first quarter was consistent with last year's ratio and higher than the prior quarter's 60.0%, primarily due to higher salaries and benefits and the increased amortization of purchased mortgage servicing rights and intangible assets related to acquisitions.

     Salaries and benefits increased 9% from the same period last year and from last quarter to $176.9 million. These increases reflect the addition of 1,431 full-time equivalent employees through acquisitions in the first quarter. Full-time equivalent employees increased to 20,183 from 18,929 on December 31, 1994 and 18,470 a year ago.

     Occupancy and equipment expenses rose from the first and fourth quarters of last year, reflecting the net addition of 11 branches in the Glendale acquisition and the national mortgage and consumer loan distribution systems of BancPLUS and EquiCredit.

     Other expense grew 12%, or $13.2 million, from last year's level and $11.9 million from the fourth quarter, primarily reflecting higher amortization of purchased mortgage servicing rights and intangible assets due to acquisitions.

     Details of other expense for the past five quarters are shown in TABLE 5.

ASSET QUALITY

     RISK ELEMENTS. As shown in TABLE 6, non-performing assets stood at $297 million on March 31, representing 1.01% of gross loans plus real estate held for sale. In comparison, non-performing assets stood at $396 million, or 1.50% of outstandings, on the same date last year, and $291 million, or 1.01%, at the end of 1994. The decrease from last year is the result of the continued resolution of problem loans, either through repayment, workout of satisfactory credit arrangements with the borrower, foreclosure, or reductions due to charge-offs. The increase in non-performing assets from the fourth quarter is due to the impact of first quarter acquisitions.

     Effective January 1, 1995, Barnett adopted Statement of
Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", which prescribes how the allowance for loan losses related to impaired loans should be determined. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect principal or interest due according to the contractual terms of the loan. SFAS No. 114 specifically excludes from the definition of impaired loans large groups of smaller balance homogenous loans. In accordance with this standard, Barnett considers all non-performing loans, excluding residential and small business, as impaired. The adoption of this standard had no significant impact on the level of the allowance. For more information, see Note C of Notes to Financial Statements.

     During the last several years, Barnett has worked to reduce its exposure to commercial real estate from a high of 28% of loans in 1988 to 11% this quarter. The corporate loan portfolio is not concentrated in any single industry, but reflects the broad-based service sectors in Florida and southern Georgia.

     Installment loans 30 days or more past due decreased to .74% from .94% at the end of the fourth quarter but were up from .51% last year. The bank card delinquency ratio declined to 2.74% from 2.77% at the end of the fourth quarter but rose from 2.63% in the same period in 1994. Barnett's consumer delinquencies remain below the national peer average.

     Barnett's residential loans generally are secured by 1-4 family homes, conform to federal agency underwriting standards and have a maximum loan-to-value ratio of 80%, unless they are protected by mortgage insurance.

     Barnett's consumer loan portfolio during the first quarter consisted primarily of loans secured by new and used automobiles (65%), first and second mortgages on 1-4 family homes (16%) and government guaranteed student loans (12%).

     Borrower experience and financial capacity are critical factors in underwriting and approving all loan requests. Barnett's commercial real estate loan policies generally require a maximum loan-to-value ratio of 75% and a minimum equity requirement of 20% of cost.

     NET CHARGE-OFFS. As shown in TABLE 7 on page 10, net charge-offs were $24.4 million, up from $19.4 million a year earlier but down from $43.9 million in the fourth quarter. While net charge-offs were higher than the same period last year, the ratio of net charge-offs to average loans remained below the company's expected long-term range of 50 to 60 basis points. Net charge-offs in the first quarter represented an annualized .34% of average outstandings, compared to .30% in last year's first quarter, but were consistent with all of 1994.

     PROVISION/ALLOWANCE FOR LOAN LOSSES. Barnett's provision expense in the first quarter was $24.3 million, 25% higher than the $19.3 million in last year's first quarter but lower than the $25.6 million reported in the fourth quarter.

     The reserve for loan losses stood at $502.8 million on March 31, 4% lower than the same date last year and slightly higher than the fourth quarter.
The decline in the reserve from last year, though modest in relation to the reduction in non-performing loans, reflects the increasing percentage of loans to consumers in the portfolio. During the late 1980s, Barnett's loan portfolio was more heavily weighed towards large commercial and commercial real estate loans. During the recession beginning in 1990, these portfolios produced higher levels of charge-offs, non-performing loans and foreclosures. Since that time, management has reduced the investment

TABLE 6 NON-PERFORMING ASSETS

                                                             1995                         1994
                                                       Percentage                   Percentage
                                                         of Total                     of Total
March 31--Dollars in Thousands            Amount   Outstanding(1)       Amount  Outstanding(1)
- ----------------------------------------------------------------------------------------------
Non-accruing loans:
  Less than 90 days past due......      $ 80,887             .27%     $ 89,934             .34%
  90 days past due................       132,367             .45       177,275             .67
- ----------------------------------------------------------------------------------------------
    Total non-accruing loans......       213,254             .72       267,209            1.01
Reduced-rate loans................         8,689             .03         1,783             .01
- ----------------------------------------------------------------------------------------------
    Total non-performing loans....       221,943             .75       268,992            1.02
 Real estate held for sale........        75,280             .26       126,800             .48
- ----------------------------------------------------------------------------------------------
    Total non-performing assets...      $297,223            1.01%     $395,792            1.50%
- ----------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------
Non-performing loans by category:
  Commercial, financial and
   agricultural...................      $ 45,852             .15%     $ 87,867             .33%
  Real estate construction........        20,943             .07        22,675             .09
  Commercial mortgages............       100,402             .34       101,014             .38
  Residential mortgages...........        54,746             .19        57,436             .22
- ----------------------------------------------------------------------------------------------
     Total........................      $221,943             .75%     $268,992            1.02%
- ----------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------
90 days past due accruals.........       $36,217             .12%      $26,260             .10%
- -------------------------------------------------------------------------------------- -------
- ----------------------------------------------------------------------------------------------

(1) Before deduction for unearned income.

in commercial real estate loans and significantly reduced its investment in loans to large corporate customers.

     The company has focused its lending efforts on the consumer and small business segments. These market segments generate higher volumes of smaller loans with more predictable loss experience throughout the economic cycles. These loans also produce fewer non-performing assets. The company's accounting policies require that most installment and creditline loans be charged off after 120 days of delinquency, credit card advances after 180 days of delinquency and residential mortgage loans, with a five-year average loss rate of only .04%, upon foreclosure which is after approximately 120 days of delinquency. Small business loans are often secured by real estate, but the average loan size is approximately $72,000, limiting the company's exposure to potential loss from an individual borrower.

     The ratio of the allowance for loan losses to non-performing loans remained strong as of quarter-end at 227%, compared to 194% a year earlier.

     Management believes it is prudent to maintain a strong allowance for loan losses and considers the current level adequate to cover losses inherent in the loan portfolio based on current economic conditions.

TAXES

     Barnett's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying this rate to taxable income. The company's estimated effective tax rate for 1995 is 34%.

LIQUIDITY

     For banks, liquidity represents the ability to meet both loan commitments and deposit withdrawals. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs, including variations in the markets served by its office network, its asset-liability mix, its reputation and credit standing in the market, and general economic conditions.

     In addition to its traditional in-market deposit sources, Barnett has many other sources of liquidity, including securities available for sale, asset securitization and other non-relationship funding sources such as bank notes, commercial paper and wholesale purchased funds.

     The high concentration of residential and installment loans in Barnett's balance sheet provides it with an exceptional amount of contingent liquidity through the conventional securitization programs that exist today. Management believes that the level of liquidity is sufficient to meet current and future funding requirements.

     On April 1, the company commenced a commercial paper program to provide the primary funding for its mortgage banking and consumer finance operations. The company has secured $650 million in back-up lines of credit for this program.

     During the first quarter, the company issued $375 million of medium-term notes, the proceeds of which were primarily used to fund the acquisitions of BancPLUS and EquiCredit.

     Effective March 9, 1995, the company filed a shelf registration with the Securities and Exchange Commission, registering $1.1 billion in debt and preferred stock. As of March 31, 1995, there was $1 billion for debt and $85 million for preferred stock

TABLE 7 LOAN QUALITY INFORMATION


                                                           1995                           1994
                                                          -----  --------------------------------------------------
Dollars in Thousands                                      FIRST      Fourth        Third        Second        First
- -------------------------------------------------------------------------------------------------------------------
Net charge-offs:
 Commercial, financial and agricultural ............  $ (2,781)    $  2,365        $ 844      $ (5,243)    $   (991)
 Real estate construction ..........................       190          115           18         1,014          640
 Commercial mortgages ..............................       499       16,239       (4,368)       (1,621)      (2,318)
 Residential mortgages .............................       739          423          369           576          435
 Installment .......................................    12,381       12,994        8,196         9,184       12,159
 Bank card .........................................    12,683       10,609        9,564         8,695        8,887
 Credit lines ......................................       727        1,123          793         1,013          601
- -------------------------------------------------------------------------------------------------------------------
    Total net charge-offs ..........................  $ 24,438     $ 43,868      $15,416       $13,618     $ 19,413
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------
Gross charge-offs ..................................  $ 36,125     $ 57,578      $30,775       $28,222     $ 31,875
Allowance for loan losses ..........................   502,800      501,447      521,871       521,843      521,763
Non-performing loans ...............................   221,943      200,455      218,582       225,064      268,992
Non-performing assets ..............................   297,223      290,862      303,776       335,638      395,792
Non-performing asset ratio .........................     1.01%         1.01%        1.10%         1.25%        1.50%
Net charge-offs to average loans (annualized).......       .34          .63          .23           .21          .30
Allowance to non-performing loans ..................       227          250          239           232          194
Allowance to period-end loans ......................      1.72         1.76         1.91          1.95         1.99
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

10 Barnett Banks, Inc.

TABLE 8 CAPITAL RATIOS

March 31--Dollars in Millions                    1995         1994
- ------------------------------------------------------------------
Tier I capital ...........................    $ 2,506      $ 2,785
Total risk-based capital .................      3,283        3,567
Total risk-adjusted assets ...............     28,836       25,941
- ------------------------------------------------------------------
Tier I capital ratio .....................       8.69%       10.74%
Total risk-based capital ratio ...........      11.39        13.75
Tier I leverage ratio ....................       6.25         7.43
- ------------------------------------------------------------------
- ------------------------------------------------------------------

available to be issued under existing shelf registrations.

CAPITAL

     On March 31, shareholders' equity totaled $3.3 billion, up 11% from a year earlier. Shareholders' equity, before deducting the Employee Stock Ownership Plan obligation, was 8.03% of assets at the end of the first quarter, compared to 8.01% a year earlier.

     The growth of shareholders' equity was provided primarily through retained earnings. During the last 12 months, this source added $317 million to capital.

     Barnett declared a dividend of $.41 for the first quarter, representing a common dividend payout ratio of 33%.

     The company is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance-sheet financial instruments. Capital guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8%, with at least half of total capital in the form of Tier I capital.

     As TABLE 8 shows, Barnett significantly exceeded these capital guidelines on March 31, with a Tier I capital ratio of 8.69% and a total risk-based capital ratio of 11.39%.

     In addition, a leverage ratio is being used in connection with the risk-based capital standards and is defined as Tier I capital divided by average assets for the most recent quarter. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans. On March 31, Barnett's leverage ratio was 6.25%, well in excess of regulatory requirements, but 118 basis points lower than last year and 72 basis points below the year-end level. The declines in the leverage ratio reflect asset growth and the addition of intangible assets, resulting from acquisitions, which are deductions from Tier I capital.

QUARTERLY AVERAGE BALANCES, YIELDS AND RATES
CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES


                                                                           1995
                                                         ---------------------------------------
                                                                           First
                                                         ---------------------------------------
                                                                                         Average
                                                           Average                         Yield
Dollars in Millions--Taxable-Equivalent                    Balance       Interest        or Rate
- ------------------------------------------------------------------------------------------------
ASSETS
Loans:
  Commercial, financial and agricultural ................  $ 4,442         $ 91.9           8.39%
  Real estate construction ..............................      925           24.2          10.62
  Commercial mortgages ..................................    2,383           50.5           8.60
  Residential mortgages .................................   10,755          198.9           7.40
  Installment ...........................................    8,301          176.6           8.63
  Bank card .............................................    1,375           53.0          15.64
  Credit lines ..........................................      718           16.9           9.53
- ------------------------------------------------------------------------------------------------
    Total loans, net of unearned income .................   28,899          608.0           8.49
- ------------------------------------------------------------------------------------------------
Securities(1):
  Taxable ...............................................    6,666           91.6           5.53
  Tax-free ..............................................      593           21.3          14.34
- ------------------------------------------------------------------------------------------------
    Total securities ....................................    7,259          112.9           6.25
- ------------------------------------------------------------------------------------------------
Other earning assets ....................................      128            1.9           6.15
- ------------------------------------------------------------------------------------------------
    Total earning assets ................................   36,286         $722.8           8.04%
- ------------------------------------------------------------------------------------------------
Cash ....................................................    2,064
Other assets ............................................    3,007
Allowance for loan losses ...............................     (499)
- ------------------------------------------------------------------------------------------------
    Total assets ........................................  $40,858
- -------------------------------- ---------------------------------------------------------------
- -------------------------------- ---------------------------------------------------------------
LIABILITIES AND EQUITY
NOW accounts ............................................  $ 5,750         $ 26.0           1.84%
Money market accounts ...................................    7,448           55.0           3.00
Savings deposits ........................................    3,619           20.3           2.27
Certificates of deposit under $100,000 ..................    9,698          116.3           4.86
Other time deposits .....................................    1,983           24.6           5.02
- ------------------------------------------------------------------------------------------------
    Total interest-bearing deposits .....................   28,498          242.2           3.45
Federal funds purchased and securities sold
 under agreements to repurchase ..........................   1,734           24.4           5.71
Other short-term borrowings .............................      579            8.6           6.02
Long-term debt ..........................................      815           17.1           8.40
- ------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities ..................   31,626         $292.3           3.75%
Demand deposits .........................................    5,441
Other liabilities .......................................      568
Preferred equity ........................................      215
Common equity ...........................................    3,008
- ------------------------------------------------------------------------------------------------
    Total liabilities and equity ........................  $40,858
- ------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------
SPREAD AND NET YIELD
Interest rate spread ....................................                                   4.29%
Cost of funds supporting earning assets .................                                   3.27
Net yield on earning assets .............................                  $430.5           4.77
- ------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------

(1) Average yields on investment securities available for sale have been calculated on amortized cost.



                                        1994
- --------------------------------------------------------------------------------------------------------------
        Fourth                      Third                        Second                      First
- --------------------------------------------------------------------------------------------------------------
                 Average                     Average                     Average                       Average
Average            Yield    Average            Yield   Average             Yield     Average             Yield
Balance Interest or Rate    Balance Interest or Rate   Balance  Interest or Rate     Balance Interest  or Rate
- --------------------------------------------------------------------------------------------------------------
$ 4,350   $ 87.8    8.01%   $ 4,285   $ 84.1    7.79%  $ 4,165    $ 80.0    7.71%    $ 4,075   $ 72.4     7.20%
    896     22.5    9.94        833     19.5    9.31       820      17.7    8.66         856     16.5     7.83
  2,428     51.5    8.42      2,456     51.9    8.38     2,517      52.0    8.29       2,568     51.2     8.08
 10,229    185.7    7.26      9,769    175.2    7.17     9,577     168.9    7.06       9,453    168.3     7.12
  7,996    168.8    8.38      7,770    162.7    8.31     7,537     154.4    8.22       7,220    148.8     8.25
  1,286     48.6   15.01      1,165     47.6   16.21     1,118      46.6   16.70       1,101     44.3    16.30
    704     15.4    8.69        690     14.7    8.45       679      12.7    7.51         675     12.2     7.31
- --------------------------------------------------------------------------------------------------------------
 27,889    578.1    8.25     26,968    553.0    8.16    26,413     530.8    8.05      25,948    513.0     7.95
- --------------------------------------------------------------------------------------------------------------
  6,815     86.7    5.07      6,785     82.4    4.84     6,804      79.3    4.67       6,955     79.5     4.60
    660     23.3   14.10        691     23.3   13.49       742      22.9   12.32         769     23.6    12.28
- --------------------------------------------------------------------------------------------------------------
  7,475    110.0    5.87      7,476    105.7    5.64     7,546     102.2    5.42       7,724    103.1     5.36
- --------------------------------------------------------------------------------------------------------------
     67       .8    5.26         50       .6    4.61        66        .7    4.08         123       .9     3.17
- --------------------------------------------------------------------------------------------------------------
 35,431   $688.9    7.74%    34,494   $659.3    7.61%   34,025    $633.7    7.46%     33,795   $617.0     7.34%
- --------------------------------------------------------------------------------------------------------------
  2,061                       1,985                      2,094                         2,233
  2,302                       2,159                      2,105                         2,055
   (524)                       (519)                      (519)                         (518)
- --------------------------------------------------------------------------------------------------------------
$39,270                     $38,119                    $37,705                       $37,565
- --------------------------------------------------------------------------------------------------------------

$ 5,639   $ 25.7    1.81%   $ 5,572   $ 24.6    1.75%  $ 5,809    $ 23.8    1.65%    $ 5,885   $ 23.3     1.61%
  7,714     54.5    2.80      7,904     53.4    2.68     7,909      49.5    2.51       7,866     43.0     2.22
  3,477     20.1    2.29      3,450     19.4    2.23     3,473      17.6    2.03       3,478     15.7     1.83
  7,801     88.8    4.52      7,409     80.4    4.30     7,379      76.7    4.17       7,397     75.0     4.11
  1,655     19.0    4.55      1,608     17.5    4.32     1,647      16.9    4.12       1,648     16.6     4.08
- --------------------------------------------------------------------------------------------------------------
 26,286    208.1    3.14     25,943    195.3    2.99    26,217     184.5    2.82      26,274    173.6     2.68
  2,838     36.7    5.12      2,488     28.1    4.48     1,748      16.7    3.84       1,675     12.2     2.96
    194      2.7    5.60         96      1.0    4.31        99       1.1    4.30         109       .9     3.25
    690     15.2    8.84        681     15.1    8.87       681      15.1    8.88         682     15.0     8.82
- --------------------------------------------------------------------------------------------------------------
 30,008   $262.7    3.47%    29,208   $239.5    3.26%   28,745    $217.4    3.03%     28,740   $201.7     2.84%
  5,562                       5,391                      5,573                         5,599
    584                         470                        370                           296
    215                         215                        215                           215
  2,901                       2,835                      2,802                         2,715
- --------------------------------------------------------------------------------------------------------------
$39,270                     $38,119                    $37,705                       $37,565
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------
                    4.27%                       4.35%                       4.43%                         4.50%
                    2.94                        2.76                        2.56                          2.42
          $426.2    4.80              $419.8    4.85              $416.3    4.90               $415.3     4.92
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------

STATEMENTS OF FINANCIAL CONDITION
CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES


                                                                  March 31                December 31
                                                      ------------------------------    -------------
Dollars in Thousands (Unaudited)                              1995              1994             1994
- ------------------------------------------------------------------------------------    -------------
ASSETS
Cash and due from banks ...........................    $ 2,604,363       $ 2,572,048      $ 2,872,855
Federal funds sold and securities
 purchased under agreements to resell .............         99,750            15,400           35,040
Investment securities held to maturity
 (fair value $4,418,050; $5,410,719
 and $4,864,666) ..................................      4,445,366         5,379,501        4,944,808
Investment securities available for sale ..........      2,501,869         2,328,928        2,738,600
Loans .............................................     29,321,614        26,332,400       28,594,523
Less: Allowance for loan losses ...................       (502,800)         (521,763)        (501,447)
      Unearned income .............................        (58,511)         (162,521)         (73,370)
- -----------------------------------------------------------------------------------------------------
      Net loans ...................................     28,760,303        25,648,116       28,019,706
Premises and equipment ............................      1,022,592         1,021,138        1,015,187
Intangible assets .................................        774,600           226,444          498,264
Other assets ......................................      1,526,372           791,377        1,153,859
- -----------------------------------------------------------------------------------------------------
      Total assets ................................    $41,735,215       $37,982,952      $41,278,319
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------
LIABILITIES
Demand deposits ..................................     $ 5,599,784       $ 5,923,384      $ 5,957,700
NOW accounts .....................................       5,906,691         6,204,638        6,186,427
Money market accounts ............................       7,133,590         7,937,170        7,747,453
Savings deposits .................................       3,540,981         3,525,691        3,683,880
Certificates of deposit under $100,000 ...........      10,075,511         7,360,756        9,585,472
Other time deposits ..............................       2,080,864         1,639,595        1,947,699
- -----------------------------------------------------------------------------------------------------
     Total deposits ..............................      34,337,421        32,591,234       35,108,631
Short-term borrowings:
  Federal funds purchased and securities
   sold under agreements to repurchase ...........       1,823,018         1,317,073        1,250,506
  Other short-term borrowings ....................         716,729           117,910          403,398
Other liabilities ................................         692,105           330,029          604,925
Long-term debt ...................................         898,381           681,144          776,676
- -----------------------------------------------------------------------------------------------------
    Total liabilities ............................      38,467,654        35,037,390       38,144,136
- -----------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock, $.10 par value,
 20,000,000 shares authorized:
   Series A, outstanding 2,000,000 shares ........         100,000           100,000          100,000
   Series B, outstanding 12,289; 13,628
    and 12,289 shares ............................             307               341              307
Series C, outstanding 2,300,000 shares ...........         115,000           115,000          115,000
Common stock, $2 par value, 200,000,000
 shares authorized; issued 97,127,142;
 97,549,526 and 96,732,754 shares ................         194,254           195,099          193,466
Contributed capital ..............................         758,206           773,915          741,654
Net unrealized gain (loss) on investment
 securities available for sale ...................             716            (7,150)         (26,998)
Retained earnings ................................       2,183,318         1,866,816        2,098,977
   Less: Employee stock ownership plan
    obligation, collateralized by 2,609,003;
    3,049,387 and 2,732,372 shares ...............         (84,240)          (98,459)         (88,223)
- -----------------------------------------------------------------------------------------------------
     Total shareholders' equity ..................       3,267,561         2,945,562        3,134,183
- -----------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity ..     $41,735,215       $37,982,952      $41,278,319
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------

The accompanying Notes to Financial Statements are an integral part of these financial statements.

STATEMENTS OF INCOME
CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES


                                                                                 Three Months
                                                                      -----------------------------
For The Periods Ended March 31--Dollars in Thousands (Unaudited)          1995                 1994
- ---------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans...........................................................      $605,166             $510,506
Investment securities...........................................       105,422               94,616
Other earning assets............................................         1,935                  961
- ---------------------------------------------------------------------------------------------------
      Total interest income.....................................        712,523             606,083
- ---------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits........................................................        242,222             173,657
Federal funds purchased and securities sold under
 agreements to repurchase.......................................         24,422              12,216
Other short-term borrowings.....................................          8,585                 875
Long-term debt..................................................         17,110              15,020
- ---------------------------------------------------------------------------------------------------
      Total interest expense....................................        292,339             201,768
- ---------------------------------------------------------------------------------------------------
      Net interest income.......................................        420,184             404,315
Provision for loan losses.......................................         24,277              19,350
- ---------------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses.......        395,907             384,965
- ---------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service charges on deposit accounts.............................         55,436              54,494
Mortgage banking income.........................................         15,867               8,556
Trust income....................................................         19,357              20,714
Consumer finance income.........................................         17,559                   -
Credit card discounts and fees..................................         14,155              12,889
Brokerage income................................................          6,637               8,714
Other service charges and fees..................................         27,644              25,595
Securities transactions.........................................             17                (433)
Other income....................................................         13,027               6,730
- ---------------------------------------------------------------------------------------------------
      Total non-interest income.................................        169,699             137,259
- ---------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and employee benefits..................................        176,935             162,571
Net occupancy expense...........................................         30,626              29,415
Furniture and equipment expense.................................         35,319              34,183
Other expense...................................................        127,527             114,363
- ---------------------------------------------------------------------------------------------------
      Total non-interest expense................................        370,407             340,532
- ---------------------------------------------------------------------------------------------------
      Net non-interest expense..................................        200,708             203,273
- ---------------------------------------------------------------------------------------------------
EARNINGS
Income before income taxes......................................        195,199             181,692
Provision for income taxes......................................         66,500              63,730
- ---------------------------------------------------------------------------------------------------
      Net income................................................       $128,699            $117,962
- ---------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
Primary:       Earnings per share...............................          $1.27               $1.15
               Average number of shares.........................     97,693,415          98,271,990
               Dividends on preferred stock.....................         $4,550              $4,550
Fully Diluted: Earnings per share...............................          $1.23               $1.12
               Average number of shares.........................    104,571,029         105,094,378
- ---------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------

The accompanying Notes to Financial Statements are an integral part of these financial statements.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
CONSOLIDATED-BARNETT BANKS, INC. AND AFFILIATES


                                                                  Contri-         Net
                                            Preferred    Common     buted   Unrealized    Retained          ESOP
Dollars in Thousands (Unaudited)                Stock     Stock   Capital  Gain (Loss)    Earnings    Obligation       Total
- ----------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Balance at January 1, 1994................   $215,351  $194,809  $775,719      $ 3,772  $1,786,561    $(102,121)  $2,874,091
Net income...................................                                              117,962                   117,962
Change in net unrealized gain (loss) on
  investment securities available for sale...                                  (10,922)                              (10,922)
Cash dividends declared:
  Common ($.36 per share)....................                                              (33,148)                  (33,148)
  Preferred:
     Series A................................                                               (2,250)                   (2,250)
     Series B................................                                                   (9)                       (9)
     Series C................................                                               (2,300)                   (2,300)
Net issuances (repurchases) of common stock:
  Stock purchase, option and
  employee benefit plans.....................               288    (1,812)                                3,662        2,138
  Preferred stock conversions................     (10)        2         8                                                 --
- ----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1994.................   $215,341  $195,099  $773,915     $ (7,150) $1,866,816    $ (98,459)  $2,945,562
- ----------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Balance at January 1, 1995................   $215,307  $193,466  $741,654     $(26,998) $2,098,977     $(88,223)  $3,134,183
Net income...................................                                              128,699                   128,699
Change in net unrealized gain (loss) on
 investment securities available for sale....                                   27,714                                27,714
Cash dividends declared:
 Common ($.41 per share)                                                                   (39,800)                  (39,800)
 Preferred:
     Series A                                                                               (2,250)                   (2,250)
     Series B                                                                                   (8)                       (8)
     Series C                                                                               (2,300)                   (2,300)
Net issuances of common stock under stock
    purchase, option and employee benefit
    plans....................................               788    16,552                                 3,983       21,323
- ----------------------------------------------------------------------------------------------------------------------------
    Balance at March 31, 1995................$215,307  $194,254  $758,206        $ 716  $2,183,318     $(84,240)  $3,267,561
- ----------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Financial Statements are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
CONSOLIDATED-BARNETT BANKS, INC. AND AFFILIATES


For the Periods Ended March 31--Dollars in Thousands (Unaudited)                                        1995              1994
- ------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................................................................   $  128,699        $  117,962
Reconcilement of net income to net cash provided by operating activities:
  Provision for loan losses....................................................................       24,277            19,350
  Depreciation and amortization................................................................       47,877            35,835
  Employee benefits funded by equity...........................................................        7,163             6,632
  Deferred income tax provision................................................................        7,305               828
  Decrease (increase) in interest receivable...................................................        3,185            (8,317)
  Increase (decrease) in interest payable......................................................        2,806            (5,073)
  Decrease (increase) in other assets..........................................................       12,437           (10,622)
  (Decrease) increase in other liabilities.....................................................      (96,164)           31,958
  Originations of loans held for sale..........................................................     (353,881)         (204,000)
  Proceeds from sales of loans held for sale...................................................      358,327           238,393
  Other........................................................................................      (12,769)           (7,274)
- ------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities...............................................      129,262           215,672
- ------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale...........................................    (194,028)         (870,846)
Proceeds from sales of investment securities available for sale.................................     173,525                --
Proceeds from maturities of investment securities available for sale............................     313,568           575,294
Purchases of investment securities held to maturity.............................................     (30,158)       (1,324,352)
Proceeds from maturities of investment securities held to maturity..............................     532,225         1,735,307
Net increase in loans...........................................................................    (508,638)         (289,975)
Purchases of premises and equipment.............................................................     (28,727)          (26,563)
Proceeds from sales of premises and equipment...................................................      14,063            17,727
Payments for purchases of acquired companies, net of cash acquired..............................    (465,563)               --
- ------------------------------------------------------------------------------------------------------------------------------
       Net cash used by investing activities....................................................    (193,733)         (183,408)
- ------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in demand, NOW, savings and money market accounts.......................  (1,394,414)          126,882
Net increase (decrease) in other time deposits..................................................     623,204          (169,414)
Net increase (decrease) in federal funds purchased and securities sold under
 agreements to repurchase.......................................................................     572,512          (404,760)
Net (decrease) increase in other short-term borrowings..........................................    (256,177)            7,732
Principal repayments of long-term debt..........................................................     (29,238)             (980)
Proceeds from issuance of medium-term notes.....................................................     375,000                --
Net issuance (repurchases) of common and preferred stock........................................      14,160            (4,494)
Cash dividends..................................................................................     (44,358)          (37,707)
- ------------------------------------------------------------------------------------------------------------------------------
       Net cash used by financing activities....................................................    (139,311)         (482,741)
- ------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents.......................................................    (203,782)         (450,477)
Cash and cash equivalents, January 1.........................................................      2,907,895         3,037,925
- ------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, March 31..........................................................     $2,704,113       $ 2,587,448
- ------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------

For the periods ended March 31, 1995 and 1994, income tax payments of $11 million and $5 million were paid and interest of $291 million and $202 million was paid, respectively. Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, securities purchased under agreements to resell and federal funds sold.

For the periods ended March 31, 1995 and 1994, $13 million and $18 million of loans, respectively, were transferred to real estate held for sale.

During the period ended March 31, 1995, the company acquired $990 million of non-cash assets and $525 million of liabilities.


The accompanying Notes to Financial Statements are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

A. GENERAL

     The accounting and reporting policies of Barnett Banks, Inc. and its affiliates conform to generally accepted accounting principles and to predominant practices within the banking industry. The company has not changed its accounting and reporting policies from those disclosed in its 1994 Annual Report on Form 10K, except as described in Note C.

     In the opinion of the company's management, all adjustments necessary to fairly present the financial position as of March 31, 1995 and 1994, and the results of operations and cash flows for the periods then ended, all of which are of a normal and recurring nature, have been included.

     The results of operations for the three-month period ended March 31, 1995 may not be indicative of operating results for the year ending December 31, 1995. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications.

     In January 1995, the company acquired EquiCredit Corporation, a Jacksonville-based consumer finance company, for $332 million. EquiCredit specializes in originating, selling and servicing fixed-rate consumer loans secured by first or second mortgages.

     In February 1995, the company acquired BancPLUS Financial Corporation, a Texas-based full-service mortgage banking company, for $162 million. In addition to mortgage loans held for sale, the primary asset of BancPLUS was purchased mortgage servicing rights of $227 million. The purchase price in excess of net assets acquired was $88 million.

B. LOANS


March 31--Dollars in Thousands
Net of Unearned Income                                      1995          1994
- ------------------------------------------------------------------------------
Commercial, financial and agricultural.............  $ 4,499,729   $ 4,086,015
Real estate construction...........................      934,728       856,137
Commercial mortgages...............................    2,363,142     2,536,475
Residential mortgages..............................   11,001,532     9,507,132
Installment........................................    8,357,907     7,410,970
Bank card..........................................    1,387,851     1,100,846
Credit lines.......................................      718,214       672,304
- ------------------------------------------------------------------------------
   Total...........................................  $29,263,103   $26,169,879
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

C. ALLOWANCE FOR LOAN LOSSES


For The Three Months Ended March 31--
Dollars in Thousands                                          1995        1994
- ------------------------------------------------------------------------------
Beginning balance...................................      $501,447    $521,827
Recoveries..........................................        11,687      12,461
Provision expense...................................        24,277      19,350
Loans charged off...................................       (36,125)    (31,875)
Other, net..........................................         1,514          --
- ------------------------------------------------------------------------------
Ending balance......................................      $502,800    $521,763
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------


     Effective January 1, 1995, the company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," which prescribes how the allowance for loan losses related to impaired loans should be determined. The company defined impaired loans as all non-performing loans except residential mortgages and small business loans.

     SFAS No. 114 specifies that the allowance for credit losses related to impaired loans be determined by measuring the amount of impairment for these loans. Impairment is measured by comparing the recorded investment in the loan to the present value of expected future cash flows from the loan or to the fair value of the underlying collateral. At March 31, 1995, impaired loans totalled $151 million. Of that amount, approximately $83 million in impaired loans have related reserves of $17 million, as calculated under the provisions of SFAS No. 114. An additional $68 million in impaired loans were determined to be carried at or below fair value and, accordingly, have no reserves as determined in accordance with SFAS No. 114. The allowance for loan losses is established to cover potential losses inherent in the portfolio as a whole.

     The company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses. For the three-month period ended
March 31, 1995, the average carrying amount of impaired loans was $153 million, on which the company recognized income of $1.3 million.

     The definition of insubstance foreclosure loans was also changed by SFAS 114. As a result, substantially all of these assets were reclassified from other assets to loans, effective January 1. Because the amounts were immaterial, prior periods were not reclassified.

D. LONG-TERM DEBT


March 31--Dollars in Thousands                                1995        1994
- ------------------------------------------------------------------------------
7.75% Sinking Fund Debentures, due 1997, with
 annual sinking fund payments of $700,000
 through 1996.......................................      $ 10,200    $ 10,900
Less: Face value of debentures repurchased and
 held for future retirements........................          (772)     (1,472)
- ------------------------------------------------------------------------------
   Total outstanding................................         9,428       9,428
8.50% Subordinated Capital Notes, due 1999..........       200,000     200,000
Medium-term notes, due in varying maturities
 through 2003, with interest from a floating 4.275%
 to a fixed 10.00%..................................       276,150     201,900
9.875% Subordinated Capital Notes, due 2001.........       100,000     100,000
10.875% Subordinated Capital Notes, due 2003........        55,000      55,000
8.50% Subordinated Capital Notes, due 2007..........       100,000     100,000
Term notes, due in quarterly installments
 through 2000, with interest at the federal
 funds rate plus 1.625%.............................        72,736           -
Mortgage Collateralized Bonds, due 1996, with
 interest from a floating 6.348%....................        71,927           -
Capitalized lease obligations.......................        13,140      14,816
- ------------------------------------------------------------------------------
   Total............................................      $898,381    $681,144
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

E. EARNINGS PER COMMON SHARE

The weighted-average number of shares used in the computation of earnings per share is as follows:


For The Three Months Ended March 31--
Dollars in Thousands                                         1995         1994
- ------------------------------------------------------------------------------
PRIMARY SHARES
Average common shares outstanding..................    96,980,567   97,423,343
Common shares assumed outstanding to reflect
 dilutive effect of:
  Convertible preferred stock......................        31,936       36,296
  Common stock options.............................       680,912      812,351
- ------------------------------------------------------------------------------
    Total..........................................    97,693,415   98,271,990
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
Adjustments for preferred dividends................        $4,550       $4,550
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

For The Three Months Ended March 31--                        1995         1994
- ------------------------------------------------------------------------------
FULLY DILUTED SHARES
Average common shares outstanding..................    96,980,567   97,423,343
Common shares assumed outstanding to reflect
 dilutive effect of:
  Convertible preferred stock......................     6,716,876    6,721,236
  Common stock options.............................       873,586      949,799
- ------------------------------------------------------------------------------
    Total..........................................   104,571,029  105,094,378
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------


                                     BACK







                              BARNETT BANKS, INC.
                             POST OFFICE BOX 40789
                         JACKSONVILLE FLORIDA 32203-0789
                            TELEPHONE: 904/791-7720