Form 10-Q
period 1995-06-30
BARNETT BANKS INC
filed 1995-08-14
CIK 10012

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period                          Commission file number 1-7901.
ended June 30, 1995



                               BARNETT BANKS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                           59-0560515
-----------------------------------                      -----------------------
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


             Barnett Banks, Inc. Common Stock - June 30, 1995:
                          96,465,227 shares outstanding

                               BARNETT BANKS, INC.

                         Financial Review and Form 10-Q
                                TABLE OF CONTENTS
PART I-FINANCIAL INFORMATION
-------------------------------------------------------------------------------
Consolidated Financial Highlights. . . . . . . . . . . . . . . . . . . . .  3
Management Discussion (Item 2) . . . . . . . . . . . . . . . . . . . . . .  4
   Quarterly Average Balances, Yields and Rates. . . . . . . . . . . . . . 12
Financial Statements (Item 1):
   Statements of Financial Condition . . . . . . . . . . . . . . . . . . . 14
   Statements of Income. . . . . . . . . . . . . . . . . . . . . . . . . . 15
   Statements of Changes in Shareholders' Equity . . . . . . . . . . . . . 16
   Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . 17
   Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . 18

PART II-OTHER INFORMATION
-------------------------------------------------------------------------------

EXHIBITS AND REPORTS ON FORM 8-K (ITEM 6)

   Exhibit 11, "Statement Re computation of per share earnings," is included in the Notes to Financial Statements on page 19 of this report.

                      BARNETT BANKS, INC. AND SUBSIDIARIES
                            FORM 10-Q, JUNE 30, 1995

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BARNETT BANKS, INC.

Dated: August 11, 1995                 /s/ Charles W. Newman
                                       ------------------------------
                                       Charles W. Newman
                                       Chief Financial Officer

Dated: August 11, 1995
                                       /s/ Patrick J. McCann
                                       ------------------------------
                                       Patrick J. McCann
                                       Controller

2 BARNETT BANKS, INC.

CONSOLIDATED FINANCIAL HIGHLIGHTS


                                                                  THREE MONTHS                        SIX MONTHS
                                                     ------------------------------------   ------------------------------
FOR THE PERIODS ENDED JUNE 30-
DOLLARS IN MILLIONS EXCEPT PER SHARE DATA              1995        1994         CHANGE     1995        1994         CHANGE
-----------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Net interest income (taxable-equivalent)...           $435.6      $416.3           5%     $866.1      $831.5           4%
Provision for loan losses..................             26.8        13.7          96        51.1        33.0          55
Non-interest income........................            183.1       137.4          33       345.9       274.6          26
Non-interest expense.......................            381.9       341.8          12       745.5       682.4           9
Net income.................................            132.2       121.2           9       260.9       239.2           9
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE
Net income:
  Primary..................................          $  1.30     $  1.19           9%    $  2.57     $  2.34          10%
  Fully diluted............................             1.26        1.15          10        2.49        2.27          10
Dividends declared.........................              .47         .41          15         .88         .77          14
Book value(1)..............................            33.22       29.60          12       33.22       29.60          12
Stock price:
  High.....................................            52.25       48.13           9       52.25       48.13           9
  Low......................................            45.50       43.25           5       38.75       39.75          (3)
  Close....................................            51.38       43.75          17       51.38       43.75          17
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
KEY PERFORMANCE RATIOS

Return on assets...........................             1.28%       1.29%         (1)%      1.27%       1.27%          -
Return on common equity....................            16.34       16.65          (2)      16.42       16.68          (2)%
Return on total equity.....................            15.83       16.07          (1)      15.90       16.08          (1)
Net yield on earning assets................             4.80        4.90          (2)       4.79        4.92          (3)
Overhead ratio.............................            61.73       61.73           -       61.51       61.66           -
Shareholders' equity to total assets(1)....             8.18        8.15           -        8.18        8.15           -
Leverage ratio.............................             6.31        7.60         (17)       6.31        7.60         (17)
Total risk-based capital ratio.............            11.26       13.67         (18)      11.26       13.67         (18)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Assets.....................................          $41,232     $37,705           9%    $41,046     $37,635           9%
Deposits...................................           33,702      31,790           6      33,820      31,831           6
Loans, net of unearned income..............           29,562      26,413          12      29,232      26,182          12
Earning assets.............................           36,317      34,025           7      36,302      33,911           7
Common equity..............................            3,125       2,802          12       3,067       2,759          11
Total equity...............................            3,340       3,017          11       3,282       2,974          10
Fully diluted shares (thousands)...........          104,998     105,383           -     104,955     105,132           -
 ----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
AT PERIOD-END
Assets...............................................................................    $41,787     $38,063          10%
Deposits.............................................................................     33,970      31,753           7
Loans, net of unearned income........................................................     29,952      26,694          12
Long-term debt.......................................................................        925         681          36
Preferred stock......................................................................        215         215           -
Total equity.........................................................................      3,339       3,007          11
Common shares (thousands)............................................................     96,465      97,516          (1)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


(1) COMPUTED BASED ON EQUITY BEFORE DEDUCTION OF THE EMPLOYEE STOCK OWNERSHIP PLAN OBLIGATION.


                                                           BARNETT BANKS, INC. 3

                              MANAGEMENT DISCUSSION
                        TABLE 1  SELECTED QUARTERLY DATA


                                                                      1995                           1994
                                                                -----------------     ------------------------------------
DOLLARS IN MILLIONS EXCEPT PER SHARE DATA-TAXABLE-EQUIVALENT    SECOND      FIRST     FOURTH    THIRD     SECOND    FIRST
--------------------------------------------------------------------------------------------------------------------------
Net interest income. . . . . . . . . . . . . . . . . . . . . . .$435.6    $430.5    $426.2    $419.8    $416.2    $415.3
Provision for loan losses. . . . . . . . . . . . . . . . . . . .  26.8      24.3      25.6      15.4      13.7      19.3
--------------------------------------------------------------------------------------------------------------------------
Net interest income after loan loss provision. . . . . . . . . . 408.8     406.2     400.6     404.4     402.5     396.0
Non-interest income. . . . . . . . . . . . . . . . . . . . . . . 183.1     162.8     129.8     138.1     137.4     137.3
Non-interest expense . . . . . . . . . . . . . . . . . . . . . . 381.9     363.5     341.5     340.3     341.8     340.6
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes . . . . . . . . . . . . . . . . . . . 210.0     205.5     188.9     202.2     198.1     192.7
Income tax provision . . . . . . . . . . . . . . . . . . . . . .  69.4      66.5      52.6      67.6      65.9      63.7
Taxable-equivalent adjustment. . . . . . . . . . . . . . . . . .   8.4      10.3      10.9      11.2      11.0      11.0
--------------------------------------------------------------------------------------------------------------------------
     Net income. . . . . . . . . . . . . . . . . . . . . . . . .$132.2    $128.7    $125.4    $123.4    $121.2    $118.0
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Primary net income per common share. . . . . . . . . . . . . . . $1.30     $1.27     $1.24     $1.21     $1.19     $1.15
Fully diluted net income per common share. . . . . . . . . . . .  1.26      1.23      1.21      1.18      1.15      1.12
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------


SUMMARY

  Barnett earned $132.2 million, or $1.26 per fully diluted share, in the second quarter compared to $121.2 million, or $1.15 per share, a year earlier, a per-share increase of 10%. Second quarter net income was up from $128.7 million, or $1.23 per share, in the first quarter of 1995.
  Return on assets in the second quarter was 1.28%, consistent with the second quarter of 1994 and slightly above the 1.26% in the first quarter of 1995. Return on average common shareholders' equity decreased to 16.34% from 16.65% in the same period last year and 16.51% in the first quarter.
  Earnings for the first half of 1995 grew 9% to $260.9 million, or $2.49 per share, from $239.2 million, or $2.27 per share, earned a year ago. The return on assets of 1.27% equalled the first half of 1994, while return on average common shareholders' equity of 16.42% was lower than the 1994 level of 16.68%.
  Second quarter taxable-equivalent net interest income rose $19.4 million from the same period last year to $435.6 million, as income generated from a $2.3 billion increase in earning assets more than offset a 10 basis-point decline in the net yield on earning assets. Non-interest income rose 33% to $183.1 million while non-interest expense grew 12% to $381.9 million. These increases reflect the fee revenue and overhead added by acquired companies. TABLE 1 provides summary income statements for the last six quarters.
  Non-performing assets of $281 million on June 30 fell below 1% of outstandings to .93%. Net charge-offs and provision expense remained below historic operating levels. Net charge-offs in the second quarter of $27.3 million were $13.7 million higher than last year, $2.9 million higher than the first quarter and represented an annualized .37% of average loans. Provision expense was $26.8 million compared to $13.7 million last year and $24.3 million reported in the first quarter. See TABLES 1, 6 and 7 for further details.

EARNING ASSETS

  LOANS. Average loans increased $3.1 billion, or 12%, from the same period last year and grew at an annualized rate of 9% from the first quarter. The continued growth in loans was paced by lending to consumers.
  Residential loans totaled $11.1 billion, up 16% from $9.6 billion last year. These loans grew at an annualized rate of 13% during the second quarter. Mortgage loan originations during the second quarter increased 75% to $1.4 billion from $819 million in the first quarter, primarily reflecting the full quarter impact of the BancPLUS acquisition.
  At the end of the quarter, 75% of the residential loan portfolio consisted of adjustable-rate mortgages. Most of the adjustable-rate mortgage portfolio reprices annually based on a spread over the one-year constant maturity Treasury index, which may be limited by annual and lifetime caps. Barnett has historically retained adjustable-rate loans in its portfolio. However, as part of the company's asset-liability management strategy, it may sell adjustable-rate or fixed-rate mortgages into the secondary market.
  Installment loans grew $134 million during the quarter to $8.4 billion, primarily as a result of growth in home equity loans. Installment loans were 12%, or $898 million higher than the same period last year with increases in all major product categories. The volume of automobile loans, a significant component of installment loans, is

4 BARNETT BANKS, INC.

dependent upon new and used automobile sales, which can vary depending on economic conditions and other factors.
  Bank card outstandings of $1.4 billion were 29% higher than a year earlier and grew at an annualized rate of 19% during the quarter. This growth is primarily due to increased marketing initiatives.
  Commercial loans grew 9% from last year to $4.6 billion. Commercial real estate loans decreased slightly from last quarter and the prior year and now represent $3.3 billion, or 11%, of total loans.
  INVESTMENT SECURITIES AND OTHER EARNING ASSETS. The company's securities portfolio consists primarily of AAA or equivalent-rated securities, including 44% U.S. Treasury securities, with an average life of 1.24 years. Average securities of $6.7 billion were $838 million, or 11%, lower than the same period last year and 8% below the first quarter. During the quarter, proceeds from maturing securities were used to fund loan growth. The available-for-sale securities portfolio had a $29.6 million unrealized gain at June 30, due to declines in market interest rates during the period, compared to a $1.1 million unrealized gain at March 31.

DEPOSITS AND OTHER FUNDING SOURCES

  DEPOSITS. Average deposits rose $1.9 billion, or 6%, from the second quarter of last year to $33.7 billion, reflecting the acquisition of the Florida franchise of Glendale Federal Bank, FSB on December 15, 1994, offset in part by reductions in transaction, money market and savings account balances.


TABLE 2 INTEREST RATE SENSITIVITY ANALYSIS
                                                                                       NON-RATE
                                                                                      SENSITIVE
                                                   0-30     31-90    91-180   181-365  AND OVER
JUNE 30, 1995-DOLLARS IN MILLIONS. . . . . . .     DAYS      DAYS      DAYS      DAYS  ONE YEAR     TOTAL
---------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural . . . .   $3,211     $ 158     $ 154     $ 205     $ 884  $  4,612
Real estate construction . . . . . . . . . . .      883         7         5         6        53       954
Commercial mortgages . . . . . . . . . . . . .    1,050       135       208       221       731     2,345

Residential mortgages. . . . . . . . . . . . .      759     1,246     1,875     3,771     3,606    11,257
Installment. . . . . . . . . . . . . . . . . .    1,746       459       669     1,290     4,396     8,560
Other loans. . . . . . . . . . . . . . . . . .    1,573         -        43         -       608     2,224
---------------------------------------------------------------------------------------------------------
     Total loans . . . . . . . . . . . . . . .    9,222     2,005     2,954     5,493    10,278    29,952
Securities . . . . . . . . . . . . . . . . . .      350        90     1,351     1,957     2,757     6,505
Federal funds sold and other earning assets. .       10                                                10
---------------------------------------------------------------------------------------------------------
     Total earning assets. . . . . . . . . . .   $9,582    $2,095    $4,305    $7,450   $13,035   $36,467
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
NOW accounts . . . . . . . . . . . . . . . . .  $ 5,652                                            $5,652
Money market accounts. . . . . . . . . . . . .    7,035                                             7,035
Savings deposits . . . . . . . . . . . . . . .    3,418                                             3,418
Time deposits. . . . . . . . . . . . . . . . .    1,781    $1,747    $2,309    $3,329    $3,085    12,251
---------------------------------------------------------------------------------------------------------
     Total deposits. . . . . . . . . . . . . .   17,886     1,747     2,309     3,329     3,085    28,356
Short-term borrowings. . . . . . . . . . . . .    2,594       325                                   2,919
Long-term debt . . . . . . . . . . . . . . . .       72       275                  50       528       925
---------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities. . . .  $20,552    $2,347    $2,309    $3,379    $3,613   $32,200
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Gap before interest rate swaps and management
  adjustments . . . . . . . . . . . . . . .    $(10,970)   $ (252)  $ 1,996    $4,071   $ 9,422
Management adjustments(1). . . . . . . . . . .    7,875       737       415       131    (9,158)
Interest rate swaps. . . . . . . . . . . . . .     (955)     (543)              1,465        33
---------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap adjusted
  for interest rate swaps and management
  adjustments. . . . . . . . . . . . . . . . .   (4,050)      (58)    2,411     5,667       297
Cumulative adjusted interest rate
sensitivity gap. . . . . . . . . . . . . . . .   (4,050)   (4,108)   (1,697)    3,970
Cumulative adjusted gap as a percentage of
  earning assets:
     June 30, 1995 . . . . . . . . . . . . . .   (11.11)%  (11.26)%   (4.65)%  10.89%
     June 30, 1994 . . . . . . . . . . . . . .   (14.10)   (13.11)    (7.69)     4.53
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------


(1) MANAGEMENT ADJUSTMENTS REFLECT THE COMPANY'S ESTIMATES OF THE EFFECTS OF EARLY PRINCIPAL REPAYMENTS ON RESIDENTIAL AND OTHER AMORTIZING LOANS AND SECURITIES AND THE ANTICIPATED REPRICING SENSITIVITY OF NON-MATURITY DEPOSIT PRODUCTS. HISTORICALLY, BALANCES ON NON-MATURITY DEPOSIT ACCOUNTS HAVE REMAINED RELATIVELY STABLE DESPITE CHANGES IN MARKET INTEREST RATES. MANAGEMENT HAS CLASSIFIED CERTAIN OF THESE ACCOUNTS AS NON-RATE SENSITIVE BASED ON MANAGEMENT'S HISTORICAL PRICING PRACTICES AND RUNOFF EXPERIENCE. TWO-THIRDS OF THE NOW AND SAVINGS ACCOUNT BALANCES, AND APPROXIMATELY 20% OF THE MONEY MARKET ACCOUNT BALANCES, ARE CLASSIFIED AS NON-RATE SENSITIVE.


                                                           BARNETT BANKS, INC. 5

  Certificates of deposit rose $3.2 billion from a year ago, but transaction, money market and savings account balances dropped $1.3 billion. This shift in the deposit base contributed to a 74 basis-point increase in the rate paid on interest-bearing deposits.

  Average deposits fell $237 million during the quarter, as transaction, money market and savings account balances dropped $760 million and CDs rose $523 million. This shift in the deposit base was a factor in an 11 basis-point increase in the rate paid on interest-bearing deposits. This trend is discussed further in the NET-INTEREST INCOME section.

  OTHER FUNDING SOURCES. Average federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings of $2.7 billion were $883 million higher than the previous year and $417 million higher than the first quarter. During the quarter, the company began to utilize a commercial paper facility to fund its mortgage banking and consumer finance loan pipelines, replacing higher cost funding sources at each entity. Borrowings under this facility were $537 million at June 30.

ASSET-LIABILITY MANAGEMENT

  Net interest income, Barnett's primary source of revenue, is affected by changes in interest rates as well as the level and mix of earning assets and interest-bearing liabilities. The impact of changes in interest rates on the company's net interest income represents Barnett's level of interest rate sensitivity. Barnett uses several asset-liability management techniques to measure its interest rate sensitivity within specific rate-sensitivity limits.

  Interest rate sensitivity is primarily a function of the repricing structure of the company's balance sheet. TABLE 2 shows this structure as of June 30, with each maturity interval referring to the earliest repricing opportunity (i.e., the earlier of scheduled contractual maturity or next rate reset date) for each asset and liability. The resultant gaps are a measure of the sensitivity of earnings to changes in interest rates.

  In order to more appropriately reflect the repricing structure of the company's balance sheet, management has made certain adjustments to the table. Based on historical and industry data, an estimate of the expected prepayments of amortizing loans and investment securities is included in the analysis. Similarly, an adjustment is made to reflect the behavioral characteristics of certain core deposits without contractual maturity (i.e., interest-bearing checking, savings and money market deposit accounts). The footnote accompanying the table more fully explains the specific adjustments made to the analysis. This analysis indicates that the company was moderately liability sensitive on June 30, with a six-month negative gap of 4.65%.

  In addition to gap analysis, management uses rate-shock simulation and duration of equity to measure the rate sensitivity of its balance sheet. These measures of risk show that a 1.00% change in interest rates would not have a material impact on the net interest margin over a twelve month period.

  Barnett controls its interest rate risk principally by managing the level and duration of certain balance sheet assets and liabilities. The company also uses off-balance-sheet instruments (derivatives) to manage its interest rate sensitivity position. Barnett ensures that both balance sheet and off-balance-sheet instruments used for asset-liability management purposes are consistent with safe and sound banking practices.

  The company's current derivatives portfolio used for asset liability management purposes, summarized in TABLE 3, has a notional amount of $2.6 billion. This portfolio consists of $2.35


TABLE 3  DERIVATIVE FINANCIAL INSTRUMENTS

                                                              WEIGHTED AVERAGE INTEREST RATE
                                                              -------------------------------
                                                                                                     AVERAGE
                                     NOTIONAL REPLACEMENT  RECEIVE                PAY                MATURITY
JUNE 30, 1995- DOLLARS IN MILLIONS    AMOUNT     VALUE     RATE(1)      INDEX    RATE(1)    INDEX    IN YEARS
----------------------------------------------------------------------------------------------------------------------------------
Interest rate swaps:
     Basis swap. . . . . . . . . .    $   50     $.47       6.06%       LIBOR    5.13%      CMT        2.58
     Generic swaps:
       Receive fixed . . . . . . .     1,040      (9.24)     4.38       Fixed    6.34       LIBOR       .65
       Pay fixed . . . . . . . . .       267       (.71)     6.09       LIBOR    6.38       Fixed      2.24
     Index-principal swaps . . . .       997      (5.93)     4.63       Fixed    6.18       LIBOR       .90(2)
Interest rate floors . . . . . . .       250       3.56      6.00(3)    LIBOR       -           -      2.50
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


(1)    BASED UPON CONTRACTUAL RATES AT JUNE 30, 1995.
(2)    THE MATURITY OF INDEX-PRINCIPAL SWAPS CAN EXTEND TO A MAXIMUM AVERAGE OF
       2.10 YEARS.
(3) THE COMPANY RECEIVES INTEREST EQUAL TO THE AMOUNT BY WHICH LIBOR IS LESS THAN 6.00%.


6 BARNETT BANKS, INC.

TABLE 4   CHANGE IN NET INTEREST INCOME


                                                       THREE MONTHS                          SIX MONTHS
                                              ---------------------------------   ---------------------------------
FOR THE PERIODS ENDED JUNE 30, 1995--         CHANGE FROM PREVIOUS YEAR DUE TO:   CHANGE FROM PREVIOUS YEAR DUE TO:
                                              ---------------------------------   ---------------------------------
TAXABLE-EQUIVALENT DOLLARS IN MILLIONS          VOLUME      RATE(1)      TOTAL      VOLUME      RATE(1)     TOTAL
-------------------------------------------------------------------------------------------------------------------
Interest income:
     Loans . . . . . . . . . . . . . . . . . .    $66.4       $46.6      $113.0      $127.8     $  80.2      $208.0
     Taxable securities. . . . . . . . . . . .     (7.1)       14.1         7.0       (10.0)       29.7        19.7
     Tax-free securities . . . . . . . . . . .     (7.0)        (.4)       (7.4)      (12.4)        2.7        (9.7)
     Other earning assets. . . . . . . . . . .      (.2)         .2           -         (.4)         .8          .4
-------------------------------------------------------------------------------------------------------------------
          Total interest income. . . . . . . .     52.1        60.5       112.6       105.0       113.4       218.4
-------------------------------------------------------------------------------------------------------------------
Interest expense:
     NOW accounts. . . . . . . . . . . . . . .      (.9)        (.7)       (1.6)       (1.5)        2.6         1.1
     Money market accounts . . . . . . . . . .     (5.1)        6.9         1.8        (7.3)       21.1        13.8
     Savings deposits. . . . . . . . . . . . .      (.1)        (.3)        (.4)         .6         3.6         4.2
     Certificates of deposit under $100,000. .     28.0        26.8        54.8        51.3        44.8        96.1
     Other time deposits . . . . . . . . . . .      5.0         7.5        12.5         8.3        12.2        20.5
-------------------------------------------------------------------------------------------------------------------
          Total interest-bearing deposits. . .     26.9        40.2        67.1        51.4        84.3       135.7
     Federal funds purchased and securities
       sold under agreements to repurchase . .      1.6         9.6        11.2         2.6        20.8        23.4
     Other short-term borrowings . . . . . . .      7.9         4.3        12.2        11.3         8.6        19.9
     Long-term debt. . . . . . . . . . . . . .      3.6         (.9)        2.7         6.5        (1.7)        4.8
-------------------------------------------------------------------------------------------------------------------
          Total interest expense . . . . . . .     40.0        53.2        93.2        71.8       112.0       183.8
-------------------------------------------------------------------------------------------------------------------
          Net interest income. . . . . . . . .    $12.1       $ 7.3      $ 19.4      $ 33.2      $  1.4     $  34.6
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

(1) INCLUDES CHANGES IN INTEREST INCOME AND EXPENSE NOT DUE SOLELY TO VOLUME OR RATE CHANGES.


billion of interest rate swaps and $250 million of interest rate floors. Most of the company's swaps involve receipt of fixed cash flows in exchange for variable (primarily LIBOR-based) cash flows. The swaps are linked to prime rate loans and create a net fixed-rate cash flow. The $250 million interest rate floor contracts are indexed to the 3-month LIBOR and have terms which span 1996 and 1997. These swaps and floors were executed to reduce the company's exposure to flat or falling interest rates.

  Approximately half of the interest rate swap portfolio is fixed-term non-amortizing interest rate swaps which mature in early 1996. The other half of the swap portfolio is indexed amortizing instruments with expected maturities of less than one year. These instruments have similar characteristics to balance-sheet instruments typically used by the company for asset-liability management purposes.

  The derivatives portfolio has operated as intended, reducing the company's exposure to falling or flat interest rates. The replacement value related to the company's derivatives portfolio, including deferred gains, was a positive $12.3 million on June 30, 1995 compared to a negative $49 million at March 31, 1995. This favorable change was due to declining interest rates during the period.

  During the quarter, the company executed early termination of $1.75 billion of interest rate floors resulting in a net gain of $24 million. This gain was deferred and will be amortized in 1996 and 1997, the period over which the floors were intended to provide protection from falling rates. The decision to terminate the floors early was based on a significant decline in interest rates during the quarter which caused the value of the floors to reach the protection levels targeted at purchase.

  The interest rate swap portfolio reduced interest income in the second quarter of 1995 by $9.4 million and increased interest expense by $200 thousand, representing an 11 basis-point reduction in the net yield on earning assets. The portfolio increased second quarter 1994 net interest income by $1.7 million, or a 2 basis point increase in the net yield. The 1994 increase consisted of a $2.7 million increase to interest income and a $1.0 million increase to interest expense.

  Barnett manages the credit exposure of its derivatives in a manner consistent with the granting of credit. Any exposure is generally measured by the market replacement value at any point in time. Barnett utilizes collateral exchange agreements with derivatives counterparties in order to control the level of credit exposure to these entities.

NET INTEREST INCOME

  Barnett's taxable-equivalent net interest income in the first quarter was $435.6 million, up $5.1 million from the first quarter and $19.4 million from last year's level. These increases primarily reflect loan growth, as discussed in the EARNING ASSETS section. TABLE 4 shows the changes in net interest income by

                                                           BARNETT BANKS, INC. 7

TABLE 5  OTHER NON-INTEREST EXPENSE


                                                         1995                               1994
                                                 ------------------      ------------------------------------------
DOLLARS IN THOUSANDS                             SECOND       FIRST      FOURTH       THIRD      SECOND       FIRST
-------------------------------------------------------------------------------------------------------------------
Advertising and marketing. . . . . . . . . . .  $ 7,737     $ 5,416     $ 8,600     $ 7,427     $ 6,594     $ 6,680
Amortization of intangibles. . . . . . . . . .   14,022      12,326       9,235       8,729       9,138       9,474
Communications . . . . . . . . . . . . . . . .   10,464       9,321       8,663       8,928       9,130       7,024
Expenses and provision on real estate held for
  sale . . . . . . . . . . . . . . . . . . . .    3,418       3,513       2,087       3,083       4,483       6,419
FDIC assessments . . . . . . . . . . . . . . .   18,565      18,533      17,467      17,760      18,042      18,140
Franchise and credit card fees . . . . . . . .    5,613       4,398       4,271       4,150       3,887       4,139
Outside computer services. . . . . . . . . . .   10,214      10,404       9,205       9,754       8,499       9,250
Postage. . . . . . . . . . . . . . . . . . . .    6,584       6,311       6,170       5,420       5,831       5,756
Stationery and supplies. . . . . . . . . . . .    4,770       4,708       4,694       3,428       3,939       3,706
Insurance, taxes and other . . . . . . . . . .   43,334      45,724      45,258      46,374      44,167      43,775
-------------------------------------------------------------------------------------------------------------------
     Total . . . . . . . . . . . . . . . . . . $124,721    $120,654    $115,650    $115,053    $113,710    $114,363
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


category due to shifts in volume and rate.

  The net yield on earning assets declined to 4.80% from 4.90% a year earlier, but increased from 4.77% last quarter. The contraction in the net interest margin from last year was caused primarily by increased funding costs and changes in deposit mix, partially offset by asset repricing. The increase in net yield from the first quarter was primarily due to favorable changes in asset mix, as $600 million in proceeds from maturing securities was redeployed into higher yielding loans.

  The rate on interest-bearing liabilities rose 88 basis points from the second quarter of 1994. That increase reflects the Federal Reserve's actions to increase short-term interest rates during the period, as well as increased use of non-deposit funding and the change in deposit mix discussed above. The rate paid on interest-bearing liabilities in the second quarter increased 16 basis points over the first quarter level, primarily reflecting the changing deposit mix and higher rates paid on CD balances.

  The rate earned on interest-bearing assets rose 19 basis points from the first quarter, due to the repricing of adjustable rate mortgages and the impact of higher yielding loans replacing maturing securities. The yield on interest-bearing assets increased 77 basis points from the second quarter of 1994, as a result of the impact of increases in market interest rates during the period.

NON-INTEREST INCOME

  Barnett's non-interest income of $183.1 million was 33% higher than the $137.4 million reported a year ago and 12% higher than the $162.8 million last quarter.

  These increases were generated by the acquisitions of EquiCredit and BancPLUS during the first quarter. Consumer finance income of $18.6 million represented the revenue generated through EquiCredit's quarterly securitization program and fees for consumer loan servicing.

  Mortgage banking income rose $16.5 million over the same period last year and $16.0 million compared to the first quarter, primarily due to increased net loan servicing revenue as a result of the acquisition of BancPLUS on February 27, 1995, as well as a $6.7 million gain on the sale of mortgage servicing rights in the second quarter.

  Mortgage servicing rights provide an ongoing source of fee income to the company. At June 30, the mortgage servicing portfolio stood at $33.1 billion. This portfolio has grown from $13.4 billion a year ago, largely as a result of acquisitions. The mortgage servicing portfolio increased $548 million during the second quarter, net of the sale of servicing rights mentioned above.

  Credit card discounts and fees grew 10% from the same quarter in 1994 and 5% from the first quarter due to successful efforts of increased marketing initiatives.

  Trust income increased modestly from last year and the first quarter reflecting higher retail trust fees as a result of an increase in assets under management.

NON-INTEREST EXPENSE

  Non-interest expense rose 12%, or $40.1 million, from a year ago and $18.4 million from last quarter. The overhead ratio of 61.7% in the second quarter was consistent with last year's ratio and higher than the prior quarter's 61.3%, primarily due to higher salaries and benefits and the full quarter impact of the recent acquisitions.

  Salaries and benefits increased 16%, or $26.6 million, from the same period last year and $13.0 million from last quarter to $190.0 million. These increases primarily reflect the full quarter impact of the addition of 1,431 full-time equivalent employees through acquisitions in the first quarter. Full-time equivalent employees were 19,890 at June 30, compared to

8 BARNETT BANKS, INC.

20,183 at March 31, 1995  and 18,420 a year ago.

  Occupancy and equipment expenses rose 4%, or $2.0 million, from the second quarter of 1994 and $1.0 million from the first quarter of 1995, reflecting the full quarter impact of the BancPLUS and EquiCredit acquisitions. The company continued to rationalize its delivery system, closing 10 banking offices during the quarter.

  Other expense grew 10%, or $11.0 million, from last year's level and $4.1 million from the first quarter, reflecting increased advertising and marketing expenses and higher amortization of intangible assets due to acquisitions. Details of other expense for the past six quarters are shown in TABLE 5.

ASSET QUALITY

  RISK ELEMENTS. As shown in TABLE 6, non-performing assets stood at $281 million on June 30, representing .93% of gross loans plus real estate held for sale. In comparison, non-performing assets stood at $336 million, or 1.25% of outstandings, on the same date last year, and $297 million, or 1.01% of outstandings, at March 31, 1995. The decrease from last year and last quarter is the result of the continued resolution of problem loans, either through repayment, workout of satisfactory credit arrangements with the borrower, foreclosure, or reductions due to charge-offs.

  Borrower experience and financial capacity are critical factors in underwriting and approving all loan requests. Barnett's commercial real estate loan policies generally require a maximum loan-to-value ratio of 75% and a minimum equity requirement of 20% of cost.

  Barnett has reduced its exposure to commercial real estate from a high of 28% of loans in 1988 to 11% this quarter. The corporate loan portfolio is not concentrated in any single industry, but reflects the broad-based service sectors in Florida and southern Georgia.

  Barnett's consumer delinquencies remain below national peer averages. Installment loans 30 days or more past due were .79% compared to .74% at the end of the first quarter and .62% last year. The bank card delinquency ratio declined to 2.52% from 2.74% at the end of the first quarter but increased modestly from 2.49% in the same period in 1994.

  Barnett's residential loans generally are secured by 1-4 family homes, conform to federal agency underwriting standards and have a maximum loan-to-value ratio of 80% unless they are protected by mortgage insurance.

  Barnett's installment loan portfolio during the second quarter consisted primarily of loans secured by new and used automobiles (63%), home equity loans (19%) and government guaranteed student loans (12%).

  NET CHARGE-OFFS. As shown in TABLE 7, net charge-offs were $27.3 million, up from $13.6 million a year earlier and $24.4 million in the first quarter. The ratio of net charge-offs to average loans remained below the company's expected long-term operating range of 50 to 60 basis points. Net charge-offs in the second quarter represented an annualized .37% of average outstandings, compared to .34% in the first quarter and .21% for the same period last year.

  PROVISION/ALLOWANCE FOR LOAN LOSSES. Barnett's provision expense in the second quarter was $26.8 million, compared to $13.7 million in last year's second quarter and $24.3 million reported in the first quarter.

  The reserve for loan losses stood at $503 million on June 30, 4% lower than a year ago and unchanged from the first quarter. The decline in the reserve from last year, though modest in relation to the reduction in non-performing loans, reflects the changing risk profile of the portfolio. The percentage of loans to consumers and small businesses has increased. These loans are smaller, limiting the company's exposure to potential loss from an individual borrower, and have more predictable loss experience throughout economic cycles. Small business loans with an

TABLE 6  NON-PERFORMING ASSETS


                                           1995                     1994
                                    --------------------    ----------------------
                                              PERCENTAGE          PERCENTAGE
                                                OF TOTAL            OF TOTAL
JUNE 30-DOLLARS IN THOUSANDS        AMOUNT  OUTSTANDING(1)   AMOUNT OUTSTANDING(1)
----------------------------------------------------------------------------------
Non-accruing loans:
  Less than 90 days past due . . . $ 71,495       .24%      $ 75,576       .28%
  90 days past due . . . . . . . .  132,920       .44        144,685       .54
---------------------------------------------------------------------------------
  Total non-accruing loans . . . .  204,415       .68        220,261       .82
Reduced-rate loans . . . . . . . .    3,727       .01          4,803       .02
---------------------------------------------------------------------------------
  Total non-performing loans . . .  208,142       .69        225,064       .84
Real estate held for sale. . . . .   72,727       .24        110,574       .41
---------------------------------------------------------------------------------
  Total non-performing assets. . . $280,869       .93%      $335,638      1.25%
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
Non-performing loans by category:
  Commercial, financial and
    agricultural . . . . . . . . . $ 38,427       .13%       $72,339       .27%
  Real estate construction . . . .   22,979       .08         11,730       .05
  Commercial mortgages . . . . . .   76,395       .25         89,464       .33
  Residential mortgages. . . . . .   70,341       .23         51,531       .19
---------------------------------------------------------------------------------
   Total . . . . . . . . . . . . . $208,142       .69%      $225,064       .84%
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
90 days past due accruals. . . . . $ 35,661       .12%       $34,423       .13%
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------


(1) BEFORE DEDUCTION FOR UNEARNED INCOME.


                                                           BARNETT BANKS, INC. 9


TABLE 7  LOAN QUALITY INFORMATION

                                                                           1995                          1994
                                                                      ------------------   ------------------------------------
DOLLARS IN THOUSANDS                                                   SECOND    FIRST     FOURTH     THIRD   SECOND    FIRST
-------------------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries):
  Commercial, financial and agricultural . . . . . . . . . . . . .    $(1,863)  $(2,781)   $2,365      $844   $(5,243)    $(991)
  Real estate construction . . . . . . . . . . . . . . . . . . . .        147       190       115        18     1,014       640
  Commercial mortgages . . . . . . . . . . . . . . . . . . . . . .      2,392       499    16,239    (4,368)   (1,621)   (2,318)
  Residential mortgages. . . . . . . . . . . . . . . . . . . . . .        261       739       423       369       576       435
  Installment. . . . . . . . . . . . . . . . . . . . . . . . . . .     12,229    12,381    12,994     8,196     9,184    12,159
  Bank card. . . . . . . . . . . . . . . . . . . . . . . . . . . .     13,510    12,683    10,609     9,564     8,695     8,887
  Credit lines . . . . . . . . . . . . . . . . . . . . . . . . . .        629       727     1,123       793     1,013       601
--------------------------------------------------------------------------------------------------------------------------------
     Total net charge-offs . . . . . . . . . . . . . . . . . . . .    $27,305   $24,438   $43,868   $15,416   $13,618 $  19,413
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Gross charge-offs. . . . . . . . . . . . . . . . . . . . . . . . .  $  42,529 $  36,125 $  57,578 $  30,775 $  28,222 $  31,875
Allowance for loan losses. . . . . . . . . . . . . . . . . . . . .    502,521   502,800   501,447   521,871   521,843   521,763
Non-performing loans . . . . . . . . . . . . . . . . . . . . . . .    208,142   221,943   200,455   218,582   225,064   268,992
Non-performing assets. . . . . . . . . . . . . . . . . . . . . . .    280,869   297,223   290,862   303,776   335,638   395,792
Non-performing asset ratio . . . . . . . . . . . . . . . . . . . .       .93%     1.01%     1.01%     1.10%     1.25%     1.50%
Net charge-offs to average loans (annualized). . . . . . . . . . .        .37       .34       .63       .23       .21       .30
Allowance to non-performing loans. . . . . . . . . . . . . . . . .        241       227       250       239       232       194
Allowance to period-end loans. . . . . . . . . . . . . . . . . . .       1.68      1.72      1.76      1.91      1.95      1.99
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------


average loan size of $50,000 to $75,000 are often secured by real estate.

  The ratio of the allowance for loan losses to non-performing loans remained strong as of quarter-end at 241%, compared to 232% a year earlier.

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

  The high proportion of residential and installment loans on Barnett's balance sheet provides it with an exceptional amount of contingent liquidity through the conventional securitization programs that exist today. Management believes that the level of liquidity is sufficient to meet current and future funding requirements.

  On April 1, the company commenced a commercial paper program to provide the primary funding for its mortgage banking and consumer finance operations. At June 30, the company had $650 million in back-up lines of credit for this program.

  During the quarter, the company issued $100 million in medium-term notes. As of June 30, the company had approximately $1.0 billion in debt and preferred stock remaining under existing shelf registrations with the Securities and Exchange Commission.

CAPITAL

  On June 30, shareholders' equity totaled $3.3 billion, up 11% from a year earlier. Shareholders' equity, before deducting the Employee Stock Ownership Plan obligation, was 8.18% of assets at the end of the second quarter, compared to 8.15% a year earlier.

  The growth of shareholders' equity was provided primarily through retained earnings. During the last 12 months, this source added $327 million to capital.

  Barnett declared a dividend of $.47 for the second quarter, up 15% from the $.41 declared in the first quarter and representing a common dividend payout ratio of 37%. The company also initiated a common stock buyback program during the quarter. The Board of Directors

BARNETT BANKS, INC. 10


TABLE 8  CAPITAL RATIOS

JUNE 30-DOLLARS IN MILLIONS                                  1995      1994
-----------------------------------------------------------------------------
Tier I capital . . . . . . . . . . . . . . . . . . . . .    $2,554    $2,847
Total risk-based capital . . . . . . . . . . . . . . . .     3,297     3,637
Total risk-adjusted assets . . . . . . . . . . . . . . .    29,270    26,596
-----------------------------------------------------------------------------
Tier I capital ratio . . . . . . . . . . . . . . . . . .     8.72%    10.70%
Total risk-based capital ratio . . . . . . . . . . . . .    11.26     13.67
Tier I leverage ratio. . . . . . . . . . . . . . . . . .     6.31      7.60
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


approved the repurchase of up to 10 million shares of common stock. The board also authorized management to call the Preferred Stock Series C and A on or after their earliest redemption dates of October 1995 and April 1996, respectively.

  The company is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance-sheet financial instruments. Capital guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8%, with at least half of total capital in the form of Tier I capital.

  As TABLE 8 shows, Barnett significantly exceeded these capital guidelines on June 30, with a Tier I capital ratio of 8.72% and a total risk-based capital ratio of 11.26%.

  In addition, a leverage ratio is used in connection with the risk-based capital standards and is defined as Tier I capital divided by average assets for the most recent quarter. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans. On June 30, Barnett's leverage ratio was 6.31%, 6 basis points higher than the first quarter and well in excess of regulatory requirements, but 129 basis points lower than last year. The decline in the leverage ratio from last year reflects asset growth and the addition of intangible assets from acquisitions, which are deductions from Tier I capital.

IMPACT OF ACCOUNTING STANDARDS

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement must be adopted by the company on or before January 1, 1996. The company has not yet adopted the standard, but in management's opinion adoption of this standard will not have a significant impact on the financial condition or results of operations of the company.

  In May 1995, the Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." The statement eliminates the distinction between rights to service mortgage loans for others that are acquired through origination and those acquired through purchase transactions. The company must adopt the statement prospectively by January 1, 1996, but may adopt earlier. The company has not yet adopted the standard. Adoption of the standard will result in recognition of additional servicing right assets and related income. The company is currently evaluating the impact of adoption.

                                                          BARNETT BANKS, INC. 11

QUARTERLY AVERAGE BALANCES, YIELDS AND RATES
CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES


                                                                                                    1995
                                                                        -----------------------------------------------------------
                                                                                   SECOND                          FIRST
                                                                        ----------------------------    ---------------------------
                                                                                             AVERAGE                        AVERAGE
                                                                        AVERAGE                YIELD   AVERAGE                YIELD
DOLLARS IN MILLIONS--TAXABLE-EQUIVALENT                                 BALANCE   INTEREST   OR RATE   BALANCE   INTEREST   OR RATE
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans:
  Commercial, financial and agricultural . . . . . . . . . . . . . . .  $  4,555     $95.8      8.43%   $4,442     $91.9      8.39%
  Real estate construction . . . . . . . . . . . . . . . . . . . . . .       948      25.3     10.69       925      24.2     10.62
  Commercial mortgages . . . . . . . . . . . . . . . . . . . . . . . .     2,345      51.0      8.72     2,383      50.5      8.60
  Residential mortgages. . . . . . . . . . . . . . . . . . . . . . . .    11,110     210.2      7.57    10,755     198.9      7.40
  Installment. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,435     185.9      8.84     8,301     176.6      8.63
  Bank card. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,439      59.1     16.47     1,375      53.0     15.64
  Credit lines . . . . . . . . . . . . . . . . . . . . . . . . . . . .       730      19.2     10.55       718      16.9      9.53
----------------------------------------------------------------------------------------------------------------------------------
     Total loans, net of unearned income . . . . . . . . . . . . . . .    29,562     643.7      8.73    28,899     608.0      8.49
----------------------------------------------------------------------------------------------------------------------------------
Securities(1):
  Taxable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,194      86.3      5.58     6,702      92.2      5.57
  Tax-free . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       514      15.5     12.02       593      21.3     14.34
----------------------------------------------------------------------------------------------------------------------------------
      Total securities . . . . . . . . . . . . . . . . . . . . . . . .     6,708     101.8      6.07     7,295     113.5      6.29
----------------------------------------------------------------------------------------------------------------------------------
Other earning assets . . . . . . . . . . . . . . . . . . . . . . . . .        47        .7      6.14        92       1.3      5.92
----------------------------------------------------------------------------------------------------------------------------------
      Total earning assets . . . . . . . . . . . . . . . . . . . . . .    36,317    $746.2      8.23%   36,286    $722.8      8.04%
----------------------------------------------------------------------------------------------------------------------------------
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,012                         2,064
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,401                         3,007
Allowance for loan losses. . . . . . . . . . . . . . . . . . . . . . .      (498)                         (499)
----------------------------------------------------------------------------------------------------------------------------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .   $41,232                       $40,858
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY
NOW accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  5,576   $  22.2      1.60% $  5,750   $  26.0      1.84%
Money market accounts. . . . . . . . . . . . . . . . . . . . . . . . .     7,089      51.3      2.90     7,448      55.0      3.00
Savings deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,451      17.2      2.00     3,619      20.3      2.27
Certificates of deposit under $100,000 . . . . . . . . . . . . . . . .    10,071     131.5      5.24     9,698     116.3      4.86
Other time deposits. . . . . . . . . . . . . . . . . . . . . . . . . .     2,133      29.4      5.52     1,983      24.6      5.02
----------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits . . . . . . . . . . . . . . . .    28,320     251.6      3.56    28,498     242.2      3.45
Federal funds purchased and securities sold under agreements
  to repurchase. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,892      27.9      5.91     1,734      24.4      5.71
Other short-term borrowings. . . . . . . . . . . . . . . . . . . . . .       838      13.3      6.37       579       8.6      6.02
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .       842      17.8      8.48       815      17.1      8.40
----------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities. . . . . . . . . . . . . . .    31,892    $310.6      3.91%   31,626    $292.3      3.75%
Demand deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,382                         5,441
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .       618                           568
Preferred equity . . . . . . . . . . . . . . . . . . . . . . . . . . .       215                           215
Common equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,125                         3,008
----------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and equity. . . . . . . . . . . . . . . . . .   $41,232                       $40,858
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
SPREAD AND NET YIELD
Interest rate spread . . . . . . . . . . . . . . . . . . . . . . . . .                          4.32%                         4.29%
Cost of funds supporting earning assets. . . . . . . . . . . . . . . .                          3.43                          3.27
Net yield on earning assets. . . . . . . . . . . . . . . . . . . . . .              $435.6      4.80              $430.5      4.77
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


(1) AVERAGE YIELDS ON INVESTMENT SECURITIES AVAILABLE FOR SALE HAVE BEEN CALCULATED BASED ON AMORTIZED COST.


12 BARNETT BANKS, INC.

                                                                                             1994
                                                                -----------------------------------------------------------------
                                                                             FOURTH                           THIRD
                                                                --------------------------------    -----------------------------
                                                                                         AVERAGE                          AVERAGE
                                                                  AVERAGE                  YIELD    AVERAGE                 YIELD
DOLLARS IN MILLIONS--TAXABLE-EQUIVALENT                           BALANCE    INTEREST    OR RATE    BALANCE   INTEREST    OR RATE
------------------------------------------------------------------------------------------------    -----------------------------
ASSETS
Loans:
  Commercial, financial and agricultural . . . . . . . . . . .     $ 4,350     $ 87.8       8.01%   $ 4,285     $ 84.1       7.79%
  Real estate construction . . . . . . . . . . . . . . . . . .         896       22.5       9.94        833       19.5       9.31
  Commercial mortgages . . . . . . . . . . . . . . . . . . . .       2,428       51.5       8.42      2,456       51.9       8.38
  Residential mortgages. . . . . . . . . . . . . . . . . . . .      10,229      185.7       7.26      9,769      175.2       7.17
  Installment. . . . . . . . . . . . . . . . . . . . . . . . .       7,996      168.8       8.38      7,770      162.7       8.31
  Bank card. . . . . . . . . . . . . . . . . . . . . . . . . .       1,286       48.6      15.01      1,165       47.6      16.21
  Credit lines . . . . . . . . . . . . . . . . . . . . . . . .         704       15.4       8.69        690       14.7       8.45
---------------------------------------------------------------------------------------------------------------------------------
      Total loans, net of unearned income  . . . . . . . . . .      27,889      578.1       8.25     26,968      553.0       8.16
---------------------------------------------------------------------------------------------------------------------------------
Securities(1):
  Taxable. . . . . . . . . . . . . . . . . . . . . . . . . . .       6,815       86.7       5.07      6,785       82.4       4.84
  Tax-free . . . . . . . . . . . . . . . . . . . . . . . . . .         660       23.3      14.10        691       23.3      13.49
---------------------------------------------------------------------------------------------------------------------------------
      Total securities . . . . . . . . . . . . . . . . . . . .       7,475      110.0       5.87      7,476      105.7       5.64
---------------------------------------------------------------------------------------------------------------------------------
Other earning assets . . . . . . . . . . . . . . . . . . . . .          67         .8       5.26         50         .6       4.61
---------------------------------------------------------------------------------------------------------------------------------
      Total earning assets . . . . . . . . . . . . . . . . . .      35,431     $688.9       7.74%    34,494     $659.3       7.61%
---------------------------------------------------------------------------------------------------------------------------------
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,061                            1,985
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .       2,302                            2,159
Allowance for loan losses. . . . . . . . . . . . . . . . . . .        (524)                            (519)
---------------------------------------------------------------------------------------------------------------------------------
      Total assets . . . . . . . . . . . . . . . . . . . . . .     $39,270                          $38,119
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY
NOW accounts . . . . . . . . . . . . . . . . . . . . . . . . .     $ 5,639     $ 25.7       1.81%  $  5,572     $ 24.6       1.75%
Money market accounts. . . . . . . . . . . . . . . . . . . . .       7,714       54.5       2.80      7,904       53.4       2.68
Savings deposits . . . . . . . . . . . . . . . . . . . . . . .       3,477       20.1       2.29      3,450       19.4       2.23
Certificates of deposit under $100,000 . . . . . . . . . . . .       7,801       88.8       4.52      7,409       80.4       4.30
Other time deposits. . . . . . . . . . . . . . . . . . . . . .       1,655       19.0       4.55      1,608       17.5       4.32
---------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits . . . . . . . . . . . .      26,286      208.1       3.14     25,943      195.3       2.99
Federal funds purchased and securities sold under agreements
 to repurchase . . . . . . . . . . . . . . . . . . . . . . . .       2,838       36.7       5.12      2,488       28.1       4.48
Other short-term borrowings. . . . . . . . . . . . . . . . . .         194        2.7       5.60         96        1.0       4.31
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .         690       15.2       8.84        681       15.1       8.87
---------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities. . . . . . . . . . .      30,008     $262.7       3.47%    29,208     $239.5       3.26%
Demand deposits. . . . . . . . . . . . . . . . . . . . . . . .       5,562                            5,391
Other liabilities. . . . . . . . . . . . . . . . . . . . . . .         584                              470
Preferred equity . . . . . . . . . . . . . . . . . . . . . . .         215                              215
Common equity. . . . . . . . . . . . . . . . . . . . . . . . .       2,901                            2,835
---------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and equity. . . . . . . . . . . . . .     $39,270                          $38,119
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
SPREAD AND NET YIELD
Interest rate spread . . . . . . . . . . . . . . . . . . . . .                              4.27%                            4.35%
Cost of funds supporting earning assets. . . . . . . . . . . .                              2.94                             2.76
Net yield on earning assets. . . . . . . . . . . . . . . . . .                 $426.2       4.80                $419.8       4.85
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


                                                                                           1994
                                                               -----------------------------------------------------------------
                                                                           SECOND                             FIRST
                                                               --------------------------------    -----------------------------
                                                                                        AVERAGE                          AVERAGE
                                                                 AVERAGE                  YIELD    AVERAGE                 YIELD
DOLLARS IN MILLIONS--TAXABLE-EQUIVALENT                          BALANCE    INTEREST    OR RATE    BALANCE   INTEREST    OR RATE
-----------------------------------------------------------------------------------------------    -----------------------------
ASSETS
Loans:
  Commercial, financial and agricultural . . . . . . . . . . .  $ 4,165     $ 80.0       7.71%    $4,075     $ 72.4       7.20%
  Real estate construction . . . . . . . . . . . . . . . . . .      820       17.7       8.66        856       16.5       7.83
  Commercial mortgages . . . . . . . . . . . . . . . . . . . .    2,517       52.0       8.29      2,568       51.2       8.08
  Residential mortgages. . . . . . . . . . . . . . . . . . . .    9,577      168.9       7.06      9,453      168.3       7.12
  Installment. . . . . . . . . . . . . . . . . . . . . . . . .    7,537      154.3       8.22      7,220      148.8       8.25
  Bank card. . . . . . . . . . . . . . . . . . . . . . . . . .    1,118       46.6      16.70      1,101       44.3      16.30
  Credit lines . . . . . . . . . . . . . . . . . . . . . . . .      679       12.7       7.51        675       12.2       7.31
------------------------------------------------------------------------------------------------------------------------------
      Total loans, net of unearned income  . . . . . . . . . .   26,413      530.7       8.05     25,948      513.0       7.95
------------------------------------------------------------------------------------------------------------------------------
Securities(1):
  Taxable. . . . . . . . . . . . . . . . . . . . . . . . . . .    6,804       79.3       4.67      6,955       79.5       4.60
  Tax-free . . . . . . . . . . . . . . . . . . . . . . . . . .      742       22.9      12.32        769       23.6      12.28
------------------------------------------------------------------------------------------------------------------------------
      Total securities . . . . . . . . . . . . . . . . . . . .    7,546      102.2       5.42      7,724      103.1       5.36
------------------------------------------------------------------------------------------------------------------------------
Other earning assets . . . . . . . . . . . . . . . . . . . . .       66         .7       4.08        123         .9       3.17
------------------------------------------------------------------------------------------------------------------------------
      Total earning assets . . . . . . . . . . . . . . . . . .   34,025     $633.6       7.46%    33,795     $617.0       7.34%
------------------------------------------------------------------------------------------------------------------------------
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,094                            2,233
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .    2,105                            2,055
Allowance for loan losses. . . . . . . . . . . . . . . . . . .     (519)                            (518)
------------------------------------------------------------------------------------------------------------------------------
      Total assets . . . . . . . . . . . . . . . . . . . . . .  $37,705                          $37,565
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY
NOW accounts . . . . . . . . . . . . . . . . . . . . . . . . .  $ 5,809     $ 23.8       1.65%   $ 5,885     $ 23.3       1.61%
Money market accounts. . . . . . . . . . . . . . . . . . . . .    7,909       49.5       2.51      7,866       43.0       2.22
Savings deposits . . . . . . . . . . . . . . . . . . . . . . .    3,473       17.6       2.03      3,478       15.7       1.83
Certificates of deposit under $100,000 . . . . . . . . . . . .    7,379       76.7       4.17      7,397       75.0       4.11
Other time deposits. . . . . . . . . . . . . . . . . . . . . .    1,647       16.9       4.12      1,648       16.6       4.08
------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing deposits . . . . . . . . . . . .   26,217      184.5       2.82     26,274      173.6       2.68
Federal funds purchased and securities sold under agreements
 to repurchase . . . . . . . . . . . . . . . . . . . . . . . .    1,748       16.7       3.84      1,675       12.2       2.96
Other short-term borrowings. . . . . . . . . . . . . . . . . .       99        1.1       4.30        109         .9       3.25
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . .      681       15.1       8.88        682       15.0       8.82
------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities. . . . . . . . . . .   28,745     $217.4       3.03%    28,740     $201.7       2.84%
Demand deposits. . . . . . . . . . . . . . . . . . . . . . . .    5,573                            5,599
Other liabilities. . . . . . . . . . . . . . . . . . . . . . .      370                              296
Preferred equity . . . . . . . . . . . . . . . . . . . . . . .      215                              215
Common equity. . . . . . . . . . . . . . . . . . . . . . . . .    2,802                            2,715
-----------------------------------------------------------------------------------------------------------------------------
       Total liabilities and equity. . . . . . . . . . . . . .  $37,705                          $37,565
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
SPREAD AND NET YIELD
Interest rate spread . . . . . . . . . . . . . . . . . . . . .                           4.43%                            4.50%
Cost of funds supporting earning assets. . . . . . . . . . . .                           2.56                             2.42
Net yield on earning assets. . . . . . . . . . . . . . . . . .              $416.2       4.90                $415.3       4.92
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------



                                                          BARNETT BANKS, INC. 13

STATEMENTS OF FINANCIAL CONDITION
CONSOLIDATED-BARNETT BANKS, INC. AND AFFILIATES


                                                                                                   JUNE 30             DECEMBER 31
                                                                                              -------------------      -----------
DOLLARS IN THOUSANDS (UNAUDITED)                                                              1995           1994             1994
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  2,508,889   $  2,144,624   $  2,872,855
Federal funds sold and securities purchased under agreements to
resell . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,207         31,996         35,040
Investment securities held to maturity (fair value $3,995,632
   $5,263,660 and $4,864,666). . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,982,497      5,277,316      4,944,808
Investment securities available for sale . . . . . . . . . . . . . . . . . . . . . . .    2,521,883      2,229,608      2,738,600
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29,993,720     26,819,628     28,594,523
Less:  Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . . .     (502,521)      (521,843)      (501,447)
       Unearned income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (41,380)      (125,816)       (73,370)
---------------------------------------------------------------------------------------------------------------------------------
       Net loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29,449,819     26,171,969     28,019,706
Premises and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,025,469      1,016,923      1,015,187
Intangible assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      801,403        221,513        498,264
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,486,754        969,213      1,153,859
---------------------------------------------------------------------------------------------------------------------------------
       Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $41,786,921    $38,063,162    $41,278,319
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Demand deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 5,614,372   $  5,542,974   $  5,957,700
NOW accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,652,199      5,837,727      6,186,427
Money market accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,034,851      7,856,206      7,747,453
Savings deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,417,652      3,460,376      3,683,880
Certificates of deposit under $100,000 . . . . . . . . . . . . . . . . . . . . . . . .   10,063,507      7,416,481      9,585,472
Other time deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,187,632      1,639,586      1,947,699
---------------------------------------------------------------------------------------------------------------------------------
       Total deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33,970,213     31,753,350     35,108,631
Short-term borrowings:
       Federal funds purchased and securities sold under agreements
          to repurchase. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,929,649      1,992,705      1,250,506
       Commercial paper. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      537,125          4,030          6,199
       Other short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . .      452,272        110,746        397,199
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      633,351        514,736        604,925
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      925,176        680,733        776,676
---------------------------------------------------------------------------------------------------------------------------------
       Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   38,447,786     35,056,300     38,144,136
--------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock, $.10 par value, 20,000,000 shares authorized:
       Series A, outstanding 2,000,000 shares. . . . . . . . . . . . . . . . . . . . .      100,000        100,000        100,000
       Series B, outstanding 12,289; 13,216 and 12,289 shares. . . . . . . . . . . . .          307            331            307
       Series C, outstanding 2,300,000 shares. . . . . . . . . . . . . . . . . . . . .      115,000        115,000        115,000
Common stock, $2 par value, 200,000,000 shares authorized;
  issued 96,465,227; 97,516,421 and 96,732,754 shares. . . . . . . . . . . . . . . . .      192,930        195,033        193,466
Contributed capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      727,256        770,361        741,654
Net unrealized gain (loss) on investment securities available for
sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,887        (17,479)       (26,998)
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,265,325      1,938,766      2,098,977
Less:  Employee stock ownership plan obligation,
       collateralized by 2,495,343; 2,946,911 and 2,732,372
       shares  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (80,570)        (95,150)       (88,223)
--------------------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . .    3,339,135      3,006,862      3,134,183
---------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity. . . . . . . . . . . . . . . . . . .  $41,786,921    $38,063,162    $41,278,319
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

BARNETT BANKS, INC. 14

STATEMENTS OF INCOME
CONSOLIDATED-BARNETT BANKS, INC. AND AFFILIATES


                                                                              THREE MONTHS                     SIX MONTHS
                                                                          ---------------------           -------------------
FOR THE PERIODS ENDED JUNE 30-DOLLARS IN THOUSANDS(UNAUDITED)             1995            1994            1995           1994
-----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $640,770       $528,264     $1,245,936     $1,038,770
Investment securities. . . . . . . . . . . . . . . . . . . . . . . .      96,323         93,819        202,340        188,435
Other earnings assets. . . . . . . . . . . . . . . . . . . . . . . .         725            678          2,065          1,639
-----------------------------------------------------------------------------------------------------------------------------
     Total interest income . . . . . . . . . . . . . . . . . . . . .     737,818        622,761      1,450,341      1,228,844
Interest Expense
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     251,570        184,524        493,792        358,179
Federal funds purchased and securities sold under agreements
  to repurchase. . . . . . . . . . . . . . . . . . . . . . . . . . .      27,897         16,751         52,319         28,969
Other short-term borrowings. . . . . . . . . . . . . . . . . . . . .      13,304          1,056         21,889          1,931
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,821         15,108         34,931         30,128
     Total interest expense. . . . . . . . . . . . . . . . . . . . .     310,592        217,439        602,931        419,207
Net interest income. . . . . . . . . . . . . . . . . . . . . . . . .     427,226        405,322        847,410        809,637
Provision for loan losses. . . . . . . . . . . . . . . . . . . . . .      26,849         13,698         51,126         33,048
     Net interest income after provision for loan losses . . . . . .     400,377        391,624        796,284        776,589
-----------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service charges on deposit accounts. . . . . . . . . . . . . . . . .      56,079         55,033        111,515        109,527
Mortgage banking income. . . . . . . . . . . . . . . . . . . . . . .      24,980          8,432         33,974         16,988
Trust income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19,707         18,656         39,064         39,370
Consumer finance income. . . . . . . . . . . . . . . . . . . . . . .      18,609             --         36,168             --
Credit card discounts and fees . . . . . . . . . . . . . . . . . . .      14,828         13,423         28,983         26,312
Brokerage income . . . . . . . . . . . . . . . . . . . . . . . . . .       7,327          7,811         13,964         16,525
Other service charges and fees . . . . . . . . . . . . . . . . . . .      28,605         27,167         56,249         52,762
Securities transactions. . . . . . . . . . . . . . . . . . . . . . .           9           (138)            26           (571)
Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,962          6,969         25,989         13,699
-----------------------------------------------------------------------------------------------------------------------------
     Total non-interest income . . . . . . . . . . . . . . . . . . .     183,106        137,353        345,932        274,612
-----------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and employee benefits . . . . . . . . . . . . . . . . . . .     189,962        163,348        366,897        325,919
Net occupancy expense. . . . . . . . . . . . . . . . . . . . . . . .      31,642         29,603         62,268         59,018
Furniture and equipment expense. . . . . . . . . . . . . . . . . . .      35,600         35,170         70,919         69,353
Other expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .     124,721        113,710        245,375        228,073
-----------------------------------------------------------------------------------------------------------------------------
     Total non-interest expense. . . . . . . . . . . . . . . . . . .     381,925        341,831        745,459        682,363
-----------------------------------------------------------------------------------------------------------------------------
     Net non-interest expense. . . . . . . . . . . . . . . . . . . .     198,819        204,478        399,527        407,751
-----------------------------------------------------------------------------------------------------------------------------
EARNINGS
Income before income taxes . . . . . . . . . . . . . . . . . . . . .     201,558        187,146        396,757        368,838
Provision for income taxes . . . . . . . . . . . . . . . . . . . . .      69,381         65,938        135,881        129,668
-----------------------------------------------------------------------------------------------------------------------------
     Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .    $132,177       $121,208     $  260,876    $   239,170
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
Primary:       Earnings per share. . . . . . . . . . . . . . . . . .       $1.30          $1.19          $2.57          $2.34
               Average number of shares. . . . . . . . . . . . . . .  98,072,393     98,697,582     97,835,596     98,447,009
               Dividends on preferred stock. . . . . . . . . . . . .      $4,550         $4,550         $9,100         $9,100
Fully Diluted: Earnings per share. . . . . . . . . . . . . . . . . .       $1.26          $1.15          $2.49          $2.27
               Average number of shares. . . . . . . . . . . . . . . 104,997,655    105,382,522    104,954,574    105,131,949
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                          BARNETT BANKS, INC. 15


STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
CONSOLIDATED-BARNETT BANKS, INC. AND AFFILIATES

                                                                        CONTRI-          NET
                                              PREFERRED      COMMON      BUTED    UNREALIZED   RETAINED        ESOP
DOLLARS IN THOUSANDS (UNAUDITED)                  STOCK       STOCK    CAPITAL    GAIN (LOSS)  EARNINGS  OBLIGATION       TOTAL
-------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Balance at January 1, 1994 . . . . . . . . .   $215,351    $194,809   $775,719      $3,772   $1,786,561   $(102,121) $2,874,091
Net income . . . . . . . . . . . . . . . . .                                                    239,170                 239,170
Change in unrealized gain (loss) on
  investment securities available for sale                                         (21,251)                             (21,251)
Cash dividends declared:
     Common ($.77 per share) . . . . . . . .                                                    (77,847)                (77,847)
     Preferred:
     Series A. . . . . . . . . . . . . . . .                                                     (4,500)                 (4,500)
     Series B. . . . . . . . . . . . . . . .                                                        (18)                    (18)
     Series C. . . . . . . . . . . . . . . .                                                     (4,600)                 (4,600)
Issuances of common stock:
     Stock purchase, option and
       employee benefit plans. . . . . . . .                  1,378     18,933                                6,971      27,282
     Preferred stock conversions . . . . . .        (20)          4         16                                               --
Repurchases of common stock. . . . . . . . .                 (1,158)   (24,307)                                         (25,465)
-------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1994 . . . . . . . . . .   $215,331    $195,033   $770,361    $(17,479)  $1,938,766   $ (95,150) $3,006,862
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Balance at January 1,1995. . . . . . . . . .   $215,307    $193,466   $741,654    $(26,998)  $2,098,977    $(88,223) $3,134,183
Net income . . . . . . . . . . . . . . . . .                                                    260,876                 260,876
Change in unrealized gain (loss) on
  investment securities available for sale                                          45,885                               45,885
Cash dividends declared:
     Common ($.88 per share) . . . . . . . .                                                    (85,413)                (85,413)
     Preferred:
       Series A. . . . . . . . . . . . . . .                                                     (4,500)                 (4,500)
       Series B. . . . . . . . . . . . . . .                                                        (15)                    (15)
       Series C. . . . . . . . . . . . . . .                                                     (4,600)                 (4,600)
Issuances of common stock:
     Stock purchase, option and
       employee benefit plans. . . . . . . .                  1,614     35,881                                7,653      45,148
Repurchases of common stock. . . . . . . . .                 (2,150)   (50,279)                                         (52,429)
-------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995 . . . . . . . . . .   $215,307    $192,930   $727,256     $18,887   $2,265,325    $(80,570) $3,339,135
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

16 BARNETT BANKS, INC.

STATEMENTS OF CASH FLOWS
CONSOLIDATED-BARNETT BANKS, INC. AND AFFILIATES


FOR THE PERIODS ENDED JUNE 30-DOLLARS IN THOUSANDS (UNAUDITED)                        1995         1994
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   260,876    $ 239,170
Reconcilement of net income to net cash provided by operating activities:
     Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . .      51,126       33,048
     Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .     108,144       65,240
     Employee benefits funded by equity. . . . . . . . . . . . . . . . . . . .      13,288       19,791
     Deferred income tax provision . . . . . . . . . . . . . . . . . . . . . .      26,494          897
     Decrease (increase) in interest receivable. . . . . . . . . . . . . . . .       9,607       (9,919)
     Increase in interest payable. . . . . . . . . . . . . . . . . . . . . . .      21,259        4,849
     Increase in other assets. . . . . . . . . . . . . . . . . . . . . . . . .     (42,707)    (192,872)
     (Decrease) increase in other liabilities. . . . . . . . . . . . . . . . .    (173,182)     212,029
     Originations of loans held for sale . . . . . . . . . . . . . . . . . . .  (1,482,460)    (324,000)
     Proceeds from sales of loans held for sale. . . . . . . . . . . . . . . .   1,043,712      430,976
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (19,556)     (11,285)
-------------------------------------------------------------------------------------------------------
          Net cash (used) provided by operating activities . . . . . . . . . .    (183,399)     467,924
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale. . . . . . . . . . . . .    (332,258)    (979,987)
Proceeds from sales of investment securities available for sale. . . . . . . .     173,525            -
Proceeds from maturities of investment securities available for sale . . . . .     460,707      768,044
Purchases of investment securities held to maturity. . . . . . . . . . . . . .    (238,581)  (2,321,354)
Proceeds from maturities of investment securities held to maturity . . . . . .   1,203,716    2,834,860
Net increase in loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (778,632)    (897,382)
Purchases of premises and equipment. . . . . . . . . . . . . . . . . . . . . .     (69,542)     (51,000)
Proceeds from sales of premises and equipment. . . . . . . . . . . . . . . . .      26,552       28,866
Payments for purchases of acquired companies, net of cash acquired . . . . . .    (465,563)           -
--------------------------------------------------------------------------------------------------------
          Net cash used by investing activities. . . . . . . . . . . . . . . .     (20,076)    (617,953)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in demand, NOW, savings and money market accounts . . . . . . . .  (1,856,386)    (766,718)
Net increase (decrease) in other time deposits . . . . . . . . . . . . . . . .     717,968     (113,698)
Net increase in federal funds purchased and
securities sold under agreements to repurchase . . . . . . . . . . . . . . . .     679,143      270,872
Net increase in other short-term borrowings. . . . . . . . . . . . . . . . . .      16,491        4,598
Principal repayments of long-term debt . . . . . . . . . . . . . . . . . . . .    (102,443)      (1,391)
Proceeds from issuance of medium-term notes. . . . . . . . . . . . . . . . . .     475,000            -
Issuances of common and preferred stock. . . . . . . . . . . . . . . . . . . .      31,860        7,491
Repurchases of common stock. . . . . . . . . . . . . . . . . . . . . . . . . .     (52,429)     (25,465)
Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (94,528)     (86,965)
-------------------------------------------------------------------------------------------------------
          Net cash used by financing activities. . . . . . . . . . . . . . . .    (185,324)    (711,276)
-------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . .    (388,799)    (861,305)
Cash and cash equivalents, January 1 . . . . . . . . . . . . . . . . . . . . .   2,907,895    3,037,925
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents, June 30 . . . . . . . . . . . . . . . . . . . . . . $ 2,519,096  $ 2,176,620
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------


FOR THE PERIODS ENDED JUNE 30, 1995 AND 1994, INCOME TAXES OF $152 MILLION AND $117 MILLION WERE PAID AND INTEREST OF $583 MILLION AND $410 MILLION WAS PAID, RESPECTIVELY. CASH AND CASH EQUIVALENTS INCLUDES CASH AND DUE FROM BANKS, INTEREST-BEARING DEPOSITS IN OTHER BANKS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND FEDERAL FUNDS SOLD.

FOR THE PERIODS ENDED JUNE 30, 1995 AND 1994, $27 MILLION AND $38 MILLION OF LOANS, RESPECTIVELY, WERE TRANSFERRED TO REAL ESTATE HELD FOR SALE.

DURING THE PERIOD ENDED JUNE 30, 1995, THE COMPANY ACQUIRED $990 MILLION OF NON-CASH ASSETS AND $525 MILLION OF LIABILITIES.

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                          BARNETT BANKS, INC. 17

NOTES TO FINANCIAL STATEMENTS

A.GENERAL

  The accounting and reporting policies of Barnett Banks, Inc. and its affiliates conform to generally accepted accounting principles and to predominant practices within the banking industry. The company has not changed its accounting and reporting policies from those disclosed in its 1994 Annual Report on Form 10-K, except for the adoption on January 1, 1995 of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as described in the Form 10-Q for the period ended March 31, 1995.

  In the opinion of the company's management, all adjustments necessary to fairly present the financial position as of June 30, 1995 and 1994, and the results of operations and cash flows for the periods then ended, all of which are of a normal and recurring nature, have been included.

  The results of operations for the three and six-month periods ended June 30,1995 may not be indicative of operating results for the year ending December 31, 1995. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications.

  In January 1995, the company acquired EquiCredit Corporation, a Jacksonville-based consumer finance company, for $332 million. EquiCredit specializes in originating, selling and servicing fixed-rate consumer loans secured by first or second mortgages. In February 1995, the company acquired BancPLUS Financial Corporation, a Texas-based full-service mortgage banking company, for $162 million. These acquisitions have been accounted for as purchase transactions, in accordance with APB No. 16. Amounts assigned to intangible assets may vary as final valuation and other information becomes available.

B. LOANS


JUNE 30-DOLLARS IN THOUSANDS
NET OF UNEARNED INCOME                   1995           1994
------------------------------------------------------------
Commercial, financial and
  agricultural . . . . . . . . .  $ 4,611,842    $ 4,278,386
Real estate construction . . . .      954,073        808,196
Commercial mortgages . . . . . .    2,345,161      2,492,292
Residential mortgages. . . . . .   11,257,370      9,642,671
Installment. . . . . . . . . . .    8,560,266      7,661,902
Bank card. . . . . . . . . . . .    1,486,919      1,125,455
Credit lines . . . . . . . . . .      736,709        684,910
------------------------------------------------------------
Total. . . . . . . . . . . . . .  $29,952,340    $26,693,812
------------------------------------------------------------
------------------------------------------------------------


C. ALLOWANCE FOR LOAN LOSSES


FOR THE SIX MONTHS ENDED JUNE 30
DOLLARS IN THOUSANDS                     1995           1994
------------------------------------------------------------
Beginning balance. . . . . . . .     $501,447       $521,827
Recoveries . . . . . . . . . . .       26,911         27,065
Provision expense. . . . . . . .       51,126         33,048
Loans charged off. . . . . . . .     (78,654)        (60,097)
Other, net . . . . . . . . . . .        1,691             --
------------------------------------------------------------
Ending balance . . . . . . . . .     $502,521       $521,843
------------------------------------------------------------
------------------------------------------------------------


  The company defines impaired loans as all non-performing loans except residential mortgages and small business loans. At June 30, 1995, impaired loans totaled $117 million. Of that amount, approximately $70 million in impaired loans have related reserves of $15 million. An additional $47 million in impaired loans were determined to be carried at or below fair value and, accordingly, have no reserves. The allowance for loan losses is established to cover potential losses inherent in the portfolio as a whole.

  The company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses. For the three-month period ended June 30, 1995, the average carrying amount of impaired loans was $121 million, on which the company recognized income of $2.4 million.

18 BARNETT BANKS, INC.

D. LONG-TERM DEBT


JUNE 30-DOLLARS IN THOUSANDS                1995        1994
------------------------------------------------------------
7.75% Sinking Fund Debentures,
  due 1997,with annual sinking
  fund payments of $700,000
  through 1996 . . . . . . . . . . . . $  10,200   $  10,900
Less: Face value of debentures
  repurchased and held for
  future retirements . . . . . . . . .     (772)      (1,472)
------------------------------------------------------------
    Total outstanding. . . . . . . . .     9,428       9,428
8.50% Subordinated Capital Notes, due
  1999 . . . . . . . . . . . . . . . .   200,000     200,000
Medium-term notes, due in varying
  maturities through 2003, with
  interest from a floating 4.275% to
  a fixed 10.00% . . . . . . . . . . .   376,150     201,900
9.875% Subordinated Capital Notes,
  due 2001 . . . . . . . . . . . . . .   100,000     100,000
10.875% Subordinated Capital Notes,
  due 2003 . . . . . . . . . . . . . .    55,000      55,000
8.50% Subordinated Capital Notes,
  due 2007 . . . . . . . . . . . . . .   100,000     100,000
Mortgage collaterized Bonds, due
  1996 with interest from a floating
6.348% . . . . . . . . . . . . . . . .    71,927          --
  Capitalized lease obligations. . . .    12,671      14,405
------------------------------------------------------------
    Total. . . . . . . . . . . . . . .  $925,176    $680,733
------------------------------------------------------------
------------------------------------------------------------


E. EARNINGS PER SHARE
  The weighted-average number of shares used in the computation of earnings per share are as follows:


FOR THE PERIODS ENDED JUNE 30--                                        THREE MONTHS                      SIX MONTHS
                                                                  ------------------------           -------------------
DOLLARS IN THOUSANDS                                              1995                1994           1995           1994
------------------------------------------------------------------------------------------------------------------------
Primary Shares
Average common shares outstanding. . . . . . . . . . . . .  97,082,195          97,649,394     97,031,661     97,536,993
Common shares assumed outstanding
    to reflect dilutive effect of:
    Convertible preferred stock. . . . . . . . . . . . . .      31,936              35,310         31,936         35,800
    Common stock options . . . . . . . . . . . . . . . . .     958,262           1,012,878        771,999        874,216
------------------------------------------------------------------------------------------------------------------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . .  98,072,393          98,697,582     97,835,596     98,447,009
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Adjustments for preferred dividends. . . . . . . . . . . .      $4,550              $4,550         $9,100         $9,100
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------



                                                                       THREE MONTHS                      SIX MONTHS
                                                                  ------------------------           -------------------
FOR THE PERIODS ENDED JUNE 30                                     1995                1994           1995           1994
------------------------------------------------------------------------------------------------------------------------
Fully Diluted Shares
Average common shares outstanding. . . . . . . . . . . . .  97,082,195          97,649,394     97,031,661     97,536,993
Common shares assumed outstanding
    to reflect dilutive effect of:
    Convertible preferred stock. . . . . . . . . . . . . .   6,716,876           6,720,250      6,716,876      6,720,740
    Common stock options . . . . . . . . . . . . . . . . .   1,198,584           1,012,878      1,206,037        874,216
------------------------------------------------------------------------------------------------------------------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . 104,997,655         105,382,522    104,954,574    105,131,949
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------


                                                          BARNETT BANKS, INC. 19

                               Barnett Banks, Inc.
                              Post Office Box 40789
                         Jacksonville Florida 32203-0789
                             Telephone: 904/791-7720