Form 10-Q
period 1995-09-30
BARNETT BANKS INC
filed 1995-11-13
CIK 10012

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period                          Commission file number 1-7901.
ended September 30, 1995



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


             Barnett Banks, Inc. Common Stock - September 30, 1995:
                          94,596,475 shares outstanding

                                                          1995 Third Quarter
                                                          Form 10-Q
                                                          Barnett Banks, Inc.

                             BARNETT BANKS, INC.
                        FINANCIAL REVIEW AND FORM 10-Q


                             TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION
Consolidated Financial Highlights........................................... 3
Management Discussion (Item 2).............................................. 4
  Quarterly Average Balances, Yields and Rates..............................12
Financial Statements (Item 1):
  Statements of Financial Condition.........................................14
  Statements of Income......................................................15
  Statements of Changes in Shareholders' Equity.............................16
  Statements of Cash Flows..................................................17
  Notes to Financial Statements.............................................18


PART II--OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K (ITEM 6)
-----------------------------------------
  Exhibit 11, "Statement Re computation of per share earnings," is included in the Notes to Financial Statements on page 19 of this report.

  A report on Form 8-K, dated September 5, 1995, filed exhibits related to a Registration Statement on Form S-3.

                BARNETT BANKS, INC. AND SUBSIDIARIES
                   FORM 10-Q, SEPTEMBER 30, 1995
                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BARNETT BANKS, INC.

Dated: November 13, 1995             /s/Charles W. Newman
                                     -----------------------------------
                                     Charles W. Newman
                                     Chief Financial Officer


Dated: November 13, 1995             /s/Patrick J. McCann
                                     -----------------------------------
                                     Patrick J. McCann
                                     Controller

                       2  BARNETT BANKS, INC.

CONSOLIDATED FINANCIAL HIGHLIGHTS


                                                                   THREE MONTHS                          NINE MONTHS
FOR THE PERIODS ENDED SEPTEMBER 30--                       ----------------------------           -------------------------
DOLLARS IN MILLIONS EXCEPT PER SHARE DATA                  1995        1994      CHANGE           1995         1994  CHANGE
--------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Net interest income (taxable-equivalent).......       $446.9      $419.8           6%         $1,312.9     $1,251.3        5%
Provision for loan losses......................         34.2        15.4          --              85.3         48.5       76
Non-interest income............................        182.7       138.1          32             528.6        412.8       28
Non-interest expense...........................        379.3       340.3          11           1,124.7      1,022.7       10
Net income.....................................        134.1       123.4           9             395.0        362.6        9
============================================================================================================================
PER COMMON SHARE
Net income:
  Primary......................................      $  1.34     $  1.21          11%          $  3.91      $  3.55       10%
  Fully diluted................................         1.29        1.18           9              3.78         3.45       10
Dividends declared.............................          .47         .41          15              1.35         1.18       14
Book value(1)..................................        33.75       30.30          11             33.75        30.30       11
Stock price:
  High.........................................        58.88       47.63          24             58.88        48.13       22
  Low..........................................        51.25       43.25          18             38.75        39.75       (3)
  Close........................................        56.63       44.25          28             56.63        44.25       28
============================================================================================================================
KEY PERFORMANCE RATIOS
Return on assets...............................         1.30%       1.30%         --              1.28%        1.28%      --
Return on common equity........................        16.54       16.78          (1)%           16.46        16.71       (1)%
Return on total equity.........................        16.02       16.19          (1)            15.94        16.12       (1)
Net yield on earning assets....................         4.90        4.85           1              4.83         4.90       (1)
Overhead ratio.................................        60.25       61.03          (1)            61.08        61.45       (1)
Shareholders' equity to total assets(1)........         8.27        8.09           2              8.27         8.09        2
Leverage ratio.................................         6.35        7.66         (17)             6.35         7.66      (17)
Total risk-based capital ratio.................        12.02       13.75         (13)            12.02        13.75      (13)
============================================================================================================================
AVERAGE BALANCES
Assets.........................................      $41,136     $38,119           8%          $41,076      $37,798        9%
Deposits.......................................       33,447      31,334           7            33,704       31,663        6
Loans, net of unearned income..................       30,191      26,968          12            29,555       26,447       12
Earning assets.................................       36,364      34,494           5            36,323       34,107        6
Common equity..................................        3,133       2,835          11             3,089        2,784       11
Total equity...................................        3,347       3,050          10             3,304        2,999       10
Fully diluted shares (thousands)...............      103,469     104,779          (1)          104,611      104,987       --
============================================================================================================================
AT PERIOD-END
Assets.............................................................................            $41,175      $38,962        6%
Deposits...........................................................................             32,248       31,606        5
Loans, net of unearned income......................................................             30,469       27,372       11
Long-term debt.....................................................................              1,151          680       69
Preferred stock....................................................................                213          215       (1)
Total equity.......................................................................              3,328        3,062        9
Common shares (thousands)..........................................................             94,596       96,978       (2)
============================================================================================================================

(1)Based on equity before deduction of the employee stock ownership plan obligation.

                                BARNETT BANKS, INC. 3

                          MANAGEMENT DISCUSSION


TABLE 1  SELECTED QUARTERLY DATA
                                                                          1995                               1994
                                                                -------------------------    ------------------------------------
DOLLARS IN MILLIONS EXCEPT PER SHARE DATA--TAXABLE-EQUIVALENT   THIRD    SECOND     FIRST    FOURTH     THIRD    SECOND     FIRST
---------------------------------------------------------------------------------------------------------------------------------
Net interest income...................................         $446.9    $435.6    $430.5    $426.2    $419.8    $416.2    $415.3
Provision for loan losses.............................           34.2      26.8      24.3      25.6      15.4      13.7      19.3
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after loan loss provision.........          412.7     408.8     406.2     400.6     404.4     402.5     396.0
Non-interest income...................................          182.7     183.1     162.8     129.8     138.1     137.4     137.3
Non-interest expense..................................          379.3     381.9     363.5     341.5     340.3     341.8     340.6
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes............................          216.1     210.0     205.5     188.9     202.2     198.1     192.7
Income tax provision..................................           75.4      69.4      66.5      52.6      67.6      65.9      63.7
Taxable-eqivalent adjustment..........................            6.6       8.4      10.3      10.9      11.2      11.0      11.0
---------------------------------------------------------------------------------------------------------------------------------
         Net income...................................         $134.1    $132.2    $128.7    $125.4    $123.4    $121.2    $118.0
=================================================================================================================================
Primary net income per common share...................          $1.34     $1.30     $1.27     $1.24     $1.21     $1.19     $1.15
Fully diluted net income per common share.............           1.29      1.26      1.23      1.21      1.18      1.15      1.12
=================================================================================================================================

SUMMARY
     Barnett earned $134.1 million, or $1.29 per fully diluted share, in the third quarter compared to $123.4 million, or $1.18 per share, a year earlier, an increase of 9%. Third quarter net income was up from $132.2 million, or $1.26 per share, in the second quarter of 1995.
     Return on assets in the third quarter was 1.30%, the same as the third quarter of 1994 and slightly above the 1.28% in the second quarter of 1995. Return on average common shareholders' equity of 16.54% was slightly below last year's 16.78% but up from 16.34% in the second quarter.
     Earnings for the first nine months of 1995 grew 9% to $395.0 million, or $3.78 per fully diluted share, from $362.6 million, or $3.45 per share, earned a year ago. The return on assets of 1.28% equalled the first nine months of 1994, while return on average common shareholders' equity was 16.46%, compared to 16.71% during the same period in 1994.
     Third quarter taxable-equivalent net interest income rose $27.1 million from the same period last year to $446.9 million, as earning assets grew $1.9 billion and the net yield on earning assets rose 5 basis points to 4.90%. Non-interest income rose 32% to $182.7 million and represented 29% of total revenue. Non-interest expense grew 11% to $379.3 million, representing an overhead ratio of 60.25%. The increases in non-interest income and non-interest expense primarily reflect the fee revenue and operating expenses added by acquired companies. TABLE 1 provides summary income statements for the last seven quarters.
     Provision expense was $34.2 million compared to $15.4 million last year and $26.8 million in the second quarter. Non-performing assets of $282 million on September 30 were .92% of outstandings. Net charge-offs in the third quarter of $34.0 million were $18.6 million higher than last year, $6.7 million higher than the second quarter and represented an annualized .45% of average loans.

EARNING ASSETS
     LOANS. Average loans increased $3.2 billion, or 12%, from the same period last year. This growth in loans was paced by lending to consumers.
     Third quarter mortgage loan originations of $1.8 billion were up 27% from the second quarter level. Residential loans totaled $11.4 billion, up $1.6 billion from last year and $307 million from the second quarter. As part of the company's asset-liability management strategy, residential loan growth may decline since the company will sell substantially all new adjustable-rate mortgage originations in addition to fixed-rate mortgage originations into the secondary market.
     On September 30, 74% of the residential loan portfolio consisted of adjustable-rate mortgages. Most of the adjustable-rate mortgage portfolio reprices annually based on a spread over the one-year constant maturity Treasury index. This repricing may be limited by annual and lifetime caps.
     Installment loans were 12%, or $897 million, higher than the same period last year with increases in home equity, student and auto loans. Installment loans grew $232 million during the third quarter to $8.7 billion, primarily as a result of growth in home equity and auto loans. The volume of automobile loans, the most significant component of installment loans, is dependent upon new and used automobile sales, which can vary depending on economic conditions and other factors.

                         4  BARNETT BANKS, INC.

     Bank card outstandings of $1.6 billion were 34% higher than the $1.2 billion a year earlier and grew $127 million during the quarter. This growth is primarily due to increased marketing initiatives.
     Commercial loans grew 6%, or $271 million, from last year to $4.6 billion. Commercial real estate loans decreased slightly from last year and the prior quarter to $3.3 billion.
     INVESTMENT SECURITIES AND OTHER EARNING ASSETS. The company's securities portfolio consists primarily of AAA or equivalent-rated securities, including 49% U.S. Treasury securities, with an average life of 1.11 years. Average securities of $6.1 billion were $1.3 billion, or 18%, lower than the same period last year and $581 million, or 9%, below the second quarter. During the quarter, a portion of the proceeds from maturing securities were used to fund loan growth. It is not expected that this will continue to be a major source of funding loans.
     At September 30, the available-for-sale securities portfolio had a $39.6 million unrealized gain compared to a $33.1 million unrealized loss at September 30, 1994 and a $29.6 million unrealized gain at June 30, 1995.

DEPOSITS AND OTHER FUNDING SOURCES
     DEPOSITS. Average deposits rose $2.1 billion, or 7%, from the third quarter of last year to $33.5 billion, reflecting the acquisition of the Florida franchise of Glendale Federal Bank, FSB on December 15, 1994, offset in part by reductions in transaction, money market and savings account balances.
     Time deposits rose $3.2 billion from a year ago, but transaction, money market and savings account balances dropped $1.0 billion. This shift in the deposit mix contributed to a 55 basis-point increase in the rate paid on interest-bearing deposits.
     Average deposits fell $225 million during the quarter, as transaction, money market and savings account balances dropped $220 million.
     OTHER FUNDING SOURCES. Average federal funds purchased, securities


TABLE 2  INTEREST RATE SENSITIVITY ANALYSIS

                                                                                                       NON-RATE
                                                                                                      SENSITIVE
                                                                  0-30     31-90    91-180   181-365   AND OVER
SEPTEMBER 30, 1995--DOLLARS IN MILLIONS                           DAYS      DAYS      DAYS      DAYS   ONE YEAR      TOTAL
--------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural....................    $  3,236    $  145    $  125    $  193    $   907    $ 4,606
Real estate construction..................................         846         4         6         7         45        908
Commercial mortgages......................................       1,012       140       123       210        778      2,263
Residential mortgages.....................................         756     1,295     1,728     3,683      4,035     11,497
Installment...............................................       1,895       462       685     1,296      4,490      8,828
Other loans...............................................       1,787                                      580      2,367
--------------------------------------------------------------------------------------------------------------------------
     Total loans..........................................       9,532     2,046     2,667     5,389     10,835     30,469
Securities................................................         310       926     1,171     1,256      2,282      5,945
Federal funds sold and other earning assets...............           5                                                   5
--------------------------------------------------------------------------------------------------------------------------
     Total earning assets.................................     $ 9,847    $2,972    $3,838    $6,645    $13,117    $36,419
==========================================================================================================================
NOW and money market accounts.............................     $12,473                                             $12,473
Savings deposits..........................................       3,327                                               3,327
Time deposits.............................................       1,851    $1,780    $3,079    $2,592    $ 2,863     12,165
--------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits......................      17,651     1,780     3,079     2,592      2,863     27,965
Short-term borrowings.....................................       2,293       325                 100                 2,718
Long-term debt............................................          47       275        40        10        779      1,151
--------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities........................    $ 19,991    $2,380    $3,119    $2,702    $ 3,642    $31,834
==========================================================================================================================
Gap before interest rate swaps and management adjustments.    $(10,144)   $  592    $  719    $3,943    $ 9,475
Management adjustments(1).................................       7,647       636       490       214     (8,987)
Interest rate swaps.......................................        (638)   (1,460)      915      (150)     1,333
--------------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap adjusted for interest rate
  swaps and management adjustments........................      (3,135)     (232)    2,124     4,007      1,821
Cumulative adjusted interest rate sensitivity gap.........      (3,135)   (3,367)   (1,243)    2,764
Cumulative adjusted gap as a percentage of earning assets:
  September 30, 1995......................................       (8.61)%   (9.25)%   (3.41)%    7.59%
  September 30, 1994......................................      (16.49)   (15.26)   (10.94)     2.50
====================================================================================================

(1) Management adjustments reflect the company's estimate of the effects of early principal repayments on residential and other amortizing loans and securities and the anticipated repricing sensitivity of non-maturity deposit products. Historically, balances on non-maturity deposit accounts have remained relatively stable despite changes in market interest rates. Management has classified certain of these accounts as non-rate sensitive based on management's historical pricing practices and runoff experience. Two-thirds of the NOW and savings account balances, and approximately 20% of the money market account balances, are classified as non-rate sensitive.

                             BARNETT BANKS, INC.  5
sold under agreements to repurchase and other short-term borrowings of $2.7 billion remained relatively unchanged from the previous year and the second quarter.
     The company utilizes a commercial paper facility to fund its mortgage banking and consumer finance loan origination pipelines. Borrowings under this facility were $709 million at September 30.

ASSET-LIABILITY MANAGEMENT
     Net interest income, Barnett's primary source of revenue, is affected by changes in interest rates as well as the level and mix of earning assets and interest-bearing liabilities. The impact of changes in interest rates on the company's net interest income represents Barnett's level of interest rate sensitivity. Barnett uses several asset-liability management techniques to measure its interest rate sensitivity within specific rate-sensitivity limits.
     Interest rate sensitivity is primarily a function of the repricing structure of the company's balance sheet. TABLE 2 shows this structure as of September 30, with each maturity interval referring to the earliest repricing opportunity (i.e., the earlier of scheduled contractual maturity or next rate reset date) for each asset and liability. The resultant gaps are a measure of the sensitivity of earnings to changes in interest rates.
     In order to more appropriately reflect the repricing structure of the company's balance sheet, management has made certain adjustments to the table. Based on historical and industry data, an estimate of the expected prepayments of amortizing loans and investment securities is included in the analysis. Similarly, an adjustment is made to reflect the behavioral characteristics of certain core deposits without contractual maturity (i.e., interest-bearing checking, savings and money market deposit accounts). The footnote accompanying the table more fully explains the specific adjustments made to the analysis. This analysis indicates that the company was moderately liability sensitive on September 30, with a six-month negative gap of 3.41%.
     In addition to gap analysis, management uses rate-shock simulation and duration of equity to measure the rate sensitivity of its balance sheet.
These measures of risk show that an instantaneous 1.00% change in interest rates would have less than a 1% impact on net interest income over a twelve-month period.
     Barnett controls its interest rate risk principally by managing the level and duration of certain balance sheet assets and liabilities. The company also uses off-balance-sheet instruments (derivatives) to manage its interest rate sensitivity position. Barnett ensures that both balance sheet and off-balance-sheet instruments used for asset-liability management purposes are consistent with safe and sound banking practices.
     The company's current derivatives portfolio used for asset liability management purposes, summarized in TABLE 3, has a notional amount of $3.2 billion. This portfolio consists of $2.9 billion of interest rate swaps and $250 million of interest rate floors. Most of the company's swaps involve receipt of fixed cash flows in exchange for variable (primarily LIBOR-based) cash flows. The swaps are linked to prime rate loans and create a net fixed-rate cash flow. These swaps and floors were executed to reduce the company's exposure to flat or falling interest


TABLE 3   DERIVATIVE FINANCIAL INSTRUMENTS
                                                                    WEIGHTED AVERAGE INTEREST RATE
                                                                    ------------------------------
                                                                                                      AVERAGE
                                           NOTIONAL  REPLACEMENT  RECEIVE            PAY              MATURITY
SEPTEMBER 30, 1995--DOLLARS IN MILLIONS     AMOUNT      VALUE      RATE(1)  INDEX   RATE(1)   INDEX   IN YEARS
-----------------------------------------------------------------------------------------------------------------------
Interest rate swaps:
  Basis swap............................    $   50      $  .54     5.87%    LIBOR    5.20%      CMT      2.33
  Generic swaps:
    Receive fixed.......................     2,340       (7.12)    5.16     Fixed    5.85     LIBOR      1.25
    Pay fixed...........................       267        (.42)    5.91     LIBOR    6.38     Fixed      1.99
  Index-principal swaps.................       250       (1.48)    4.47     Fixed    5.88     LIBOR       .32(2)
Interest rate floors....................       250        2.64     6.00(3)  LIBOR      --        --      2.26
-----------------------------------------------------------------------------------------------------------------------
Total...................................    $3,157      $(5.84)    5.25%             5.89%               1.34
=======================================================================================================================

(1) Based upon contractual rates at September 30, 1995.
(2) The maturity of index-principal swaps can extend to a maximum average of
    1.8 years.
(3) The company receives interest equal to the amount by which LIBOR is less than 6.00%

                           6  BARNETT BANKS, INC.


TABLE 4  CHANGE IN NET INTEREST INCOME

                                                                 THREE MONTHS                       NINE MONTHS
                                                      ---------------------------------  ---------------------------------
FOR THE PERIODS ENDED SEPTEMBER 30, 1995--            CHANGE FROM PREVIOUS YEAR DUE TO:  CHANGE FROM PREVIOUS YEAR DUE TO:
                                                      ---------------------------------  ---------------------------------
TAXABLE-EQUIVALENT DOLLARS IN MILLIONS                   VOLUME    RATE(1)    TOTAL         VOLUME     RATE(1)    TOTAL
--------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans............................................     $ 70.5     $42.3     $112.8        $198.2     $122.5     $320.7
   Taxable securities...............................      (12.2)     10.8       (1.4)        (22.1)      40.4       18.3
   Tax-free securities..............................      (11.3)     (1.5)     (12.8)        (23.4)        .9      (22.5)
   Other earning assets.............................         --        .1         .1           (.6)       1.1         .5
--------------------------------------------------------------------------------------------------------------------------
         Total interest income......................       47.0      51.7       98.7         152.1      164.9      317.0
--------------------------------------------------------------------------------------------------------------------------
Interest expense:
   NOW and money market accounts....................       (5.2)     (3.2)      (8.4)        (13.3)      19.8        6.5
   Savings deposits.................................        (.5)     (2.0)      (2.5)           .2        1.5        1.7
   Certificates of deposit under $100,000...........       28.0      24.7       52.7          79.2       69.6      148.8
   Other time deposits..............................        6.5       7.2       13.7          14.8       19.4       34.2
--------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits............       28.8      26.7       55.5          80.9      110.3      191.2
--------------------------------------------------------------------------------------------------------------------------
   Federal funds purchased and securities sold
        under agreements to repurchase..............      (11.2)      4.3       (6.9)         (6.9)      23.4       16.5
   Other short-term borrowings......................       11.6       5.6       17.2          22.3       14.8       37.1
   Long-term debt...................................        7.8      (2.0)       5.8          14.3       (3.7)      10.6
--------------------------------------------------------------------------------------------------------------------------
         Total interest expense.....................       37.0      34.6       71.6         110.6      144.8      255.4
--------------------------------------------------------------------------------------------------------------------------
         Net interest income........................     $ 10.0     $17.1     $ 27.1        $ 41.5     $ 20.1     $ 61.6
==========================================================================================================================

(1) Includes changes in interest income and expense not due solely to volume or rate changes.


rates.
     Approximately $2.6 billion of the interest rate swap portfolio is fixed-term non-amortizing interest rate swaps, $1.0 billion of which mature in early 1996 and $1.3 billion of which mature beginning April 1997 through January 1998. During the third quarter, $747 million of index amortized interest rate swaps matured and the company entered into $1.3 billion of non-amortizing fixed-term interest rate swaps. These instruments have similar characteristics to balance-sheet instruments typically used by the company for asset-liability management purposes.
     The derivatives portfolio has operated as intended, reducing the company's exposure to falling or flat interest rates. The replacement value related to the company's derivatives portfolio, including deferred gains on terminated floors, was a positive $18.3 million on September 30, 1995 compared to a negative $78.8 million last year and a positive $12.3 million on June 30, 1995.
     The interest rate swap portfolio reduced interest income in the third quarter of 1995 by $6.5 million and increased interest expense by $170,000, representing a 7 basis-point reduction in the net yield on earning assets. The interest rate swap portfolio reduced third quarter 1994 net interest income by $2 million, or 3 basis points in the net yield.
     Barnett manages the credit exposure of its derivatives in a manner consistent with the granting of credit. Any exposure is generally measured by the market replacement value at any point in time. Barnett utilizes collateral exchange agreements with derivatives counterparties in order to control the level of credit exposure to these entities.

NET INTEREST INCOME
     Barnett's taxable-equivalent net interest income in the third quarter was $446.9 million, up $27.1 million from last year and $11.3 million from the second quarter level. These increases primarily reflect loan growth and a higher net yield on earning assets. TABLE 4 shows the changes in net interest income by category due to shifts in volume and rate.
     The net yield on earning assets rose to 4.90% from 4.85% a year earlier and 4.80% last quarter. The expansion in the net interest margin from last year was caused primarily by the increase in loans as a percentage of earning assets and continued repricing within the loan portfolio partially offset by increased funding costs and changes in deposit mix. The increase in net yield from the second quarter was primarily due to favorable changes in asset mix as well as continued repricing in the residential mortgage and installment loan portfolios.
     The rate on interest-bearing liabilities rose 62 basis points from the third quarter of 1994. That increase reflects the Federal Reserve's actions to increase short-term interest rates during the period, as well as increased use of non-deposit funding and the change in deposit mix previously mentioned. The rate paid on interest-bearing liabilities in the third quarter fell 3 basis points from the second quarter level,



                              BARNETT BANKS, INC.  7


TABLE 5  OTHER NON-INTEREST EXPENSE
                                                                     1995                               1994
                                                          -------------------------      ------------------------------------
DOLLARS IN THOUSANDS                                      THIRD     SECOND    FIRST      FOURTH    THIRD    SECOND     FIRST
-----------------------------------------------------------------------------------------------------------------------------
Advertising and marketing............................... $  8,407  $  7,737  $  5,416  $  8,600  $  7,427 $  6,594   $  6,680
Amortization of intangibles.............................   13,415    14,022    12,326     9,235     8,729     9,138     9,474
Communications..........................................   10,852    10,464     9,321     8,663     8,928     9,130     7,024
Expenses and provision on real estate held for sale.....    2,901     3,418     3,513     2,087     3,083     4,483     6,419
FDIC assessments........................................      612    18,565    18,533    17,467    17,760    18,042    18,140
Franchise and credit card fees..........................    5,184     5,613     4,398     4,271     4,150     3,887     4,139
Outside computer services...............................   11,081    10,214    10,404     9,205     9,754     8,499     9,250
Postage.................................................    6,878     6,584     6,311     6,170     5,420     5,831     5,756
Stationery and supplies.................................    4,750     4,770     4,708     4,694     3,428     3,939     3,706
Insurance, taxes and other..............................   54,852    43,334    45,724    45,258    46,374    44,167    43,775
-----------------------------------------------------------------------------------------------------------------------------
Total................................................... $118,932  $124,721  $120,654  $115,650  $115,053  $113,710  $114,363
=============================================================================================================================

(1) Includes a refund from the FDIC representing decreased deposit insurance premiums from June 1 through September 30.

primarily reflecting the 14 basis-point reduction in the rate paid on NOW and money market balances and lower rates on non-deposit funding.

     The yield on interest-bearing assets increased 68 basis points from the third quarter of 1994, as a result of the impact of increases in market interest rates during the period. The rate earned on interest-bearing assets rose 6 basis points from the second quarter due to the repricing of adjustable-rate mortgages and the impact of higher yielding loans replacing maturing securities.

NON-INTEREST INCOME
     Non-interest income increased 32% to $182.7 million from $138.1 million a year ago and was consistent with last quarter. The increase over last year was primarily generated by the acquisitions of Loan America Financial Corporation, EquiCredit Corporation and BancPLUS Financial Corporation during the last 12 months.
     Consumer finance income of $23.3 million, representing revenue generated through EquiCredit's quarterly securitization program and fees for consumer loan servicing, rose 25% from the second quarter.
     Mortgage banking income rose $9.5 million over the same period last year but fell $9.0 million from the second quarter. The increase over last year was primarily due to increased net loan servicing revenue as a result of the acquisitions of Loan America and BancPLUS. Second quarter revenue was higher than the third quarter due to a $6.7 million gain on the sale of mortgage servicing rights.
     Mortgage servicing provides an ongoing source of fee income to the company. At September 30, the mortgage servicing portfolio stood at $33.0 billion. This portfolio has grown from $14.1 billion a year ago, as a result of the previously discussed acquisitions.

NON-INTEREST EXPENSE
     Non-interest expense rose 11%, or $38.9 million, from a year ago, reflecting the impact of acquisitions, partially offset by lower FDIC deposit insurance premiums. Non-interest expense fell $2.7 million from last quarter as the reduction in FDIC premiums was largely offset by other expenses. The overhead ratio of 60.3% in the third quarter was below last year's 61.0% and the prior quarter's 61.7%.
     Salaries and benefits increased 20%, or $31.9 million, from the same period last year and $2.4 million from last quarter to $192.3 million. The increase from last year primarily reflects the full-quarter impact of the addition of 1,431 full-time equivalent employees through acquisitions in the first quarter while the increase over last quarter represents expense associated with the higher stock price. Full-time equivalent employees were 19,831 at September 30, compared to 19,890 at June 30, 1995 and 18,307 a year ago.
     Occupancy and equipment expenses rose 5%, or $3.1 million, from the third quarter of 1994 and $750,000 from the second quarter of 1995, as a result of acquisitions and the expansion of the EquiCredit franchise.
     Other expense grew 3%, or $3.9 million, from last year's level as increased amortization of intangibles related to acquisitions, technology-related expense and other expense more than offset the $17.1 million reduction in FDIC premiums. Barnett's FDIC deposit insurance premium was reduced from $.23 per $100 to $.04, as a result of the Bank Insurance Fund

                            8 BARNETT BANKS, INC.

(BIF) reaching the reserve level mandated by Congress. Other expense fell $5.8 million from the second quarter, reflecting the FDIC premium reduction partially offset by higher levels of spending for strategic initiatives, including marketing and technology.
     Approximately $4.6 billion of deposits resulting from thrift acquisitions are insured through the Savings Association Insurance Fund
(SAIF). These deposits maintained their $.23 per $100 assessment, though legislation has been proposed which would reduce the SAIF assessment to $.04 for well capitalized institutions. The current legislation, if enacted, would result in a one-time assessment of approximately 79 basis points to be charged on 80% of SAIF deposits. Any assessment will depend on enactment of final legislation which could occur as early as the fourth quarter.
     Details of other expense for the past seven quarters are shown in TABLE
5.

ASSET QUALITY
     RISK ELEMENTS. As shown in TABLE 6, non-performing assets were $282 million on September 30, representing .92% of gross loans plus real estate held for sale. In comparison, non-performing assets stood at $304 million, or 1.10% of outstandings, on the same date last year, and $281 million, or .93% of outstandings, on June 30, 1995. The decrease from last year is the result of the continued resolution of problem loans, either through repayment, workout of satisfactory credit arrangements with the borrower, foreclosure, or reductions due to charge-offs.
     Borrower experience and financial capacity are critical factors in underwriting and approving all loan requests. Barnett's commercial real estate loan policies generally require a maximum loan-to-value ratio of 75% and a minimum equity requirement of 20% of cost.
     Barnett has reduced its exposure to commercial real estate from a high of 28% of loans in 1988 to 11% this quarter and anticipates maintaining this level at or below 15% of loans. The commercial loan portfolio, representing 15% of total loans, is not concentrated in any single industry, but reflects the broad-based economies in Florida and southern Georgia.
     Loans to consumers represent 74% of total loans. Barnett's residential loans generally are secured by 1-4 family homes, conform to federal agency underwriting standards and have a maximum loan-to-value ratio of 80% unless they are protected by mortgage insurance.
     Installment loans 30 days or more past due were 1.08% compared to .77% last year and .79% at the end of the second quarter. Bank card outstandings 30 days or more past due rose to 2.88% from 2.59% in 1994 and 2.52% at the end of the second quarter.
     Barnett's installment loan portfolio during the third quarter consisted primarily of loans secured by new and used automobiles (62%), home equity loans (19%) and government-guaranteed student loans (12%).
     NET CHARGE-OFFS. As shown in TABLE 7, net charge-offs were $34.0 million, up from $15.4 million a year earlier and $27.3 million in the second quarter. The increased net charge-offs reflect lower levels of corporate loan recoveries and higher levels of consumer charge-offs. Bank card net charge-offs rose $7.8 million, or 82%, over last year and $3.9 million, or 29%, over last quarter due to significant growth in outstandings, as well as higher market default rates. The ratio of net charge-offs to average loans remained below the company's expected long-term operating range


TABLE 6 NON-PERFORMING ASSETS

                                                        1995                          1994
                                                 ---------------------         ---------------------
                                                            PERCENTAGE                    PERCENTAGE
                                                              OF TOTAL                      OF TOTAL
SEPTEMBER 30--DOLLARS IN THOUSANDS               AMOUNT    OUTSTANDING(1)      AMOUNT    OUTSTANDING(1)
----------------------------------------------------------------------------------------------------
Non-accruing loans:
  Less than 90 days past due...............    $ 58,065            .19%      $ 81,723            .30%
  90 days past due.........................     147,379            .48        132,221            .48
----------------------------------------------------------------------------------------------------
     Total non-accruing loans..............     205,444            .67        213,944            .78
Reduced-rate loans.........................       2,458            .01          4,638            .01
----------------------------------------------------------------------------------------------------
     Total non-performing loans............     207,902            .68        218,582            .79
Real estate held for sale..................      74,292            .24         85,194            .31
----------------------------------------------------------------------------------------------------
     Total non-performing assets...........    $282,194            .92%      $303,776           1.10%
====================================================================================================
Non-performing loans by category:
  Commercial, financial and
    agricultural...........................    $ 37,600            .12%      $ 63,851            .23%
  Real estate construction.................      17,228            .06         11,116            .04
  Commercial mortgages.....................      75,373            .25         98,667            .36
  Residential mortgages....................      77,701            .25         44,948            .16
----------------------------------------------------------------------------------------------------
     Total.................................    $207,902            .68%      $218,582            .79%
====================================================================================================
90 days past due accruals..................    $ 45,886            .15%      $ 32,752            .12%
====================================================================================================

(1) Before deduction for unearned income.

                                BARNETT BANKS, INC. 9


TABLE 7 LOAN QUALITY INFORMATION

                                                                     1995                               1994
                                                           -------------------------    ------------------------------------
DOLLARS IN THOUSANDS                                       THIRD    SECOND     FIRST    FOURTH     THIRD    SECOND     FIRST
----------------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries):
   Commercial, financial and agricultural..............  $  2,049  $ (1,863) $ (2,781) $  2,365   $   844  $ (5,243)  $  (991)
   Real estate construction............................       428       147       190       115        18     1,014       640
   Commercial mortgage.................................       515     2,392       499    16,239    (4,368)   (1,621)   (2,318)
   Residential mortgages...............................       543       261       739       423       369       576       435
   Installment.........................................    12,318    12,229    12,381    12,994     8,196     9,184    12,159
   Bank card...........................................    17,384    13,510    12,683    10,609     9,564     8,695     8,887
   Credit lines........................................       810       629       727     1,123       793     1,013       601
-----------------------------------------------------------------------------------------------------------------------------
          Total net charge-offs........................  $ 34,047  $ 27,305  $ 24,438  $ 43,868  $ 15,416  $ 13,618  $ 19,413
=============================================================================================================================
Gross charge-offs......................................  $ 44,062  $ 42,529  $ 36,125  $ 57,578  $ 30,775  $ 28,222  $ 31,875
Allowance for loan losses..............................   503,032   502,251   502,800   501,447   521,871   521,843   521,763
Non-performing loan....................................   207,902   208,142   221,943   200,455   218,582   225,064   268,992
Non-performing assets..................................   282,194   280,869   297,223   290,862   303,776   335,638   395,792
Non-performing asset ratio.............................       .92%      .93%     1.01%     1.01%     1.10%     1.25%     1.50%
Net charge-offs to average loans (annualized)..........       .45       .37       .34       .63       .23       .21       .30
Allowance to non-performing loans......................       242       241       227       250       239       232       194
Allowance to period-end loans..........................      1.65      1.68      1.72      1.76      1.91      1.95      1.99
=============================================================================================================================

of 50 to 60 basis points. Net charge-offs in the third quarter represented an annualized .45% of average outstandings, compared to .37% in the second quarter and .23% for the same period last year.
     PROVISION/ALLOWANCE FOR LOAN LOSSES. Barnett's provision expense in the third quarter was $34.2 million, compared to $15.4 million in last year's third quarter and $26.8 million in the second quarter.
     The reserve for loan losses stood at $503 million on September 30, 4% lower than a year ago and unchanged from the second quarter. The decline in the reserve from last year reflects the changing risk profile of the portfolio. The percentage of loans to consumers and small businesses has increased. These loans are smaller, limiting the company's exposure to potential loss from an individual borrower, and have more predictable loss experience throughout economic cycles. Small business loans, with an average loan size of $50,000 to $75,000, are often secured by real estate.
     The ratio of the allowance for loan losses to non-performing loans remained strong as of quarter-end at 242%, compared to 239% .ear earlier and 241% last quarter.
     Management believes it is prudent to maintain a strong allowance for loan losses and considers the current level adequate to cover losses inherent in the loan portfolio based on current economic conditions.

TAXES
     Barnett's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying this rate to taxable income. The company's estimated effective tax rate for 1995 is 35%.

LIQUIDITY
     For banks, liquidity represents the ability to meet both loan commitments and deposit withdrawals. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs, including variations in the markets served, its asset-liability mix, its reputation and credit standing in the market, and general economic conditions.
     In addition to its traditional in-market deposit sources, Barnett has many other sources of liquidity, including securities available for sale, asset securitization and other non-relationship funding sources such as bank notes, commercial paper and wholesale purchased funds.
     The high proportion of residential and installment loans on Barnett's balance sheet provides it with an exceptional amount of contingent liquidity through the conventional securitization programs that exist today. Management believes that the level of liquidity is sufficient to meet current and future funding requirements.
     On April 1, the company commenced a commercial paper program to provide the primary funding for its mortgage banking and consumer finance operations. On September 30, the company had $709 million of commercial paper outstanding. This facility is supported by $760 million in back-up lines of credit.
     During the quarter, the company issued $200 million of fixed-rate medium-term notes with maturities of one to three years and $150 million of 6.90% subordinated debt due 2005. As of September 30, the company had approximately $560

                         10 BARNETT BANKS, INC.


TABLE 8  CAPITAL RATIOS

SEPTEMBER 30--DOLLARS IN MILLIONS                    1995          1994
-----------------------------------------------------------------------
Tier I capital................................    $ 2,563       $ 2,909
Total risk-based capital......................      3,539         3,660
Total risk-adjusted assets....................     29,420        26,615
-----------------------------------------------------------------------
Tier I capital ratio..........................       8.71%        10.93%
Total risk-based capital ratio................      12.02         13.75
Tier I leverage ratio.........................       6.35          7.66
=======================================================================

million in debt and preferred stock available under existing shelf registrations with the Securities and Exchange Commission.

CAPITAL
     On September 30, shareholders' equity totaled $3.3 billion, up 9% from a year earlier. Shareholders' equity fell $11.0 million from June 30 as the company continued to repurchase its own common stock. The company repurchased
2.3 million shares during the quarter. The company called for redemption its Series C $4.00 Cumulative Convertible Preferred Stock. In October, substantially all of those shares converted into common shares.
     The growth of shareholders' equity from last year was provided primarily through retained earnings. During the last 12 months, this source added $333 million to capital. Shareholders' equity, before deducting the Employee Stock Ownership Plan obligation, was 8.27% of assets at the end of the third quarter, compared to 8.09% a year earlier and 8.18% on June 30.
     Barnett declared a dividend of $.47 for the third quarter, up 15% from the $.41 declared last year and representing a common dividend payout ratio of 36%.
     The company is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance-sheet financial instruments. Capital guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8%, with at least half of total capital in the form of Tier I capital.
     As TABLE 8 shows, Barnett significantly exceeded these capital guidelines on September 30, with a Tier I capital ratio of 8.71% and a total risk-based capital ratio of 12.02%.
     In addition, a leverage ratio is used in connection with the risk-based capital standards and is defined as Tier I capital divided by average assets for the most recent quarter. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans. On September 30, 1995, Barnett's leverage ratio was 6.35%.

IMPACT OF ACCOUNTING STANDARDS
     Effective January 1, 1995, Barnett adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," which prescribes how the allowance for loan losses related to impaired loans should be determined. The adoption of this standard had no significant impact on the financial condition or results of operations of the company. For more information, see Note C of Notes to Financial Statements.
     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement must be adopted by the company on or before January 1, 1996. The company has not yet adopted the standard, but in management's opinion adoption of this standard will not have a significant impact on the financial condition or results of operations of the company.
     In May 1995, the Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." The statement requires that an enterprise recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. Additionally, the enterprise must periodically assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The company must adopt the statement prospectively on or by January 1, 1996. The company has not yet adopted the standard. The company is currently evaluating the impact of adoption.

                            11 BARNETT BANKS, INC.

QUARTERLY AVERAGE BALANCES, YIELDS AND RATES
CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES


                                                                                     1995
                                             -----------------------------------------------------------------------------------
                                                       THIRD                        SECOND                      FIRST
                                             --------------------------   --------------------------  --------------------------
                                                                AVERAGE                      AVERAGE                     AVERAGE
                                             AVERAGE              YIELD   AVERAGE              YIELD  AVERAGE              YIELD
DOLLARS IN MILLIONS--TAXABLE-EQUIVALENT      BALANCE  INTEREST  OR RATE   BALANCE  INTEREST  OR RATE  BALANCE  INTEREST  OR RATE
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans:
  Commercial, financial and agricultural...  $ 4,556    $ 97.2     8.47%  $ 4,555    $ 95.8     8.43%  $ 4,442   $ 91.9     8.39%
  Real estate construction.................      946      25.0    10.48       948      25.3    10.69       925     24.2    10.62
  Commercial mortgages.....................    2,304      50.7     8.73     2,345      51.0     8.72     2,383     50.5     8.60
  Residential mortgages....................   11,417     219.4     7.69    11,110     210.2     7.57    10,755    198.9     7.40
  Installment..............................    8,667     195.5     8.95     8,435     185.9     8.84     8,301    176.6     8.63
  Bank card................................    1,566      62.0    15.69     1,439      59.1    16.47     1,375     53.0    15.64
  Credit lines.............................      735      19.5    10.50       730      19.2    10.55       718     16.9     9.53
--------------------------------------------------------------------------------------------------------------------------------
     Total loans, net of unearned income...   30,191     665.8     8.77    29,562     643.7     8.73    28,899    608.0     8.49
--------------------------------------------------------------------------------------------------------------------------------
Securities(1):
  Taxable..................................    5,771      81.0     5.59     6,194      86.3     5.58     6,702     92.2     5.57
  Tax-free.................................      356      10.5    11.82       514      15.5    12.02       593     21.3    14.34
--------------------------------------------------------------------------------------------------------------------------------
     Total securities......................    6,127      91.5     5.95     6,708     101.8     6.07     7,295    113.5     6.29
--------------------------------------------------------------------------------------------------------------------------------
Other earning assets.......................       46        .7     5.84        47        .7     6.14        92      1.3     5.92
     Total earning assets..................   36,364    $758.0     8.29%   36,317    $746.2     8.23%   36,286   $722.8     8.04%
--------------------------------------------------------------------------------------------------------------------------------
Cash.......................................    1,943                        2,012                        2,064
Other assets...............................    3,332                        3,401                        3,007
Allowance for loan losses..................     (503)                        (498)                        (499)
--------------------------------------------------------------------------------------------------------------------------------
     Total assets..........................  $41,136                      $41,232                      $40,858
================================================================================================================================
LIABILITIES AND EQUITY
NOW and money market accounts..............  $12,576     $69.6     2.19%  $12,665    $ 73.5     2.33%  $13,198    $81.0     2.49%
Savings deposits...........................    3,362      16.9     2.00     3,451      17.2     2.00     3,619     20.3     2.27
Certificates of deposit under $100,000.....    9,990     133.1     5.29    10,071     131.5     5.24     9,698    116.3     4.86
Other time deposits........................    2,209      31.2     5.61     2,133      29.4     5.52     1,943     24.6     5.02
--------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits.......   28,137     250.8     3.54    28,320     251.6     3.56    28,498    242.2     3.45
Federal funds purchased and securities sold
  under agreements to repurchase...........    1,491      21.2     5.65     1,892      27.9     5.91     1,734     24.4     5.71
Other short-term borrowings................    1,159      18.2     6.24       838      13.3     6.37       579      8.6     6.02
Long-term debt.............................    1,028      20.9     8.11       842      17.8     8.48       815     17.1     8.40
--------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities....   31,815    $311.1     3.88%   31,892    $310.6     3.91%   31,626   $292.3     3.75%
Demand deposits............................    5,340                        5,382                        5,441
Other liabilities..........................      634                          618                          568
Preferred equity...........................      214                          215                          215
Common equity..............................    3,133                        3,125                        3,008
--------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and equity..........  $41,136                      $41,232                      $40,858
================================================================================================================================
SPREAD AND NET YIELD
Interest rate spread.......................                        4.41%                        4.32%                       4.29%
Cost of funds supporting earning assets....                        3.39                         3.43                        3.27
Net yield on earning assets................             $446.9     4.90              $435.6     4.80             $430.5     4.77
================================================================================================================================

(1) Average yields on investment securities available for sale have been calculated based on amortized cost.

                         12 BARNETT BANKS, INC.


                                                           1994
----------------------------------------------------------------------------------------------------------------------------
         FOURTH                           THIRD                            SECOND                            FIRST
-------------------------      ---------------------------      -----------------------------   ----------------------------
                  AVERAGE                          AVERAGE                            AVERAGE                        AVERAGE
AVERAGE             YIELD      AVERAGE               YIELD      AVERAGE                 YIELD   AVERAGE                YIELD
BALANCE INTEREST  OR RATE      BALANCE   INTEREST  OR RATE      BALANCE   INTEREST    OR RATE   BALANCE    INTEREST  OR RATE
----------------------------------------------------------------------------------------------------------------------------


$ 4,350   $ 87.8     8.01%     $ 4,285     $ 84.1     7.79%     $ 4,165     $ 80.0     7.71%     $ 4,075     $ 72.4     7.20%
    896     22.5     9.94          833       19.5     9.31          820       17.7     8.66          856       16.5     7.83
  2,428     51.5     8.42        2,456       51.9     8.38        2,517       52.0     8.29        2,568       51.2     8.08
 10,229    185.7     7.26        9,769      175.2     7.17        9,577      168.9     7.06        9,453      168.3     7.12
  7,996    168.8     8.38        7,770      162.7     8.31        7,537      154.3     8.22        7,220      148.8     8.25
  1,286     48.6    15.01        1,165       47.6    16.21        1,118       46.6    16.70        1,101       44.3    16.30
    704     15.4     8.69          690       14.7     8.45          679       12.7     7.51          675       12.2     7.31
----------------------------------------------------------------------------------------------------------------------------
 27,889    578.1     8.25       26,968      553.0     8.16       26,413      530.7     8.05       25,948      513.0     7.95
----------------------------------------------------------------------------------------------------------------------------

  6,815     86.7     5.07        6,785       82.4     4.84        6,804       79.3     4.67        6,955       79.5     4.60
    660     23.3    14.10          691       23.3    13.49          742       22.9    12.32          769       23.6    12.28
----------------------------------------------------------------------------------------------------------------------------
  7,475    110.0     5.87        7,476      105.7     5.64        7,546      102.2     5.42        7,724      103.1     5.36
----------------------------------------------------------------------------------------------------------------------------
     67       .8     5.26           50         .6     4.61           66         .7     4.08          123         .9     3.17
----------------------------------------------------------------------------------------------------------------------------
 35,431   $688.9     7.74%      34,494     $659.3     7.61%      34,025     $633.6     7.46%      33,795     $617.0     7.34%
----------------------------------------------------------------------------------------------------------------------------
  2,061                          1,985                            2,094                            2,233
  2,302                          2,159                            2,105                            2,055
   (524)                          (519)                            (519)                            (518)
----------------------------------------------------------------------------------------------------------------------------
$39,270                        $38,119                          $37,705                          $37,565
============================================================================================================================

$13,353   $ 80.2     2.38%     $13,476     $ 78.0     2.30%     $13,718     $ 73.3     2.14%     $13,751     $ 66.3     1.96%
  3,477     20.1     2.29        3,450       19.4     2.23        3,473       17.6     2.03        3,478       15.7     1.83
  7,801     88.8     4.52        7,409       80.4     4.30        7,379       76.7     4.17        7,397       75.0     4.11
  1,655     19.0     4.55        1,608       17.5     4.32        1,647       16.9     4.12        1,648       16.6     4.08
----------------------------------------------------------------------------------------------------------------------------
 26,286    208.1     3.14       25,943      195.3     2.99       26,217      184.5     2.82       26,274      173.6     2.68

  2,838     36.7     5.12        2,488       28.1     4.48        1,748       16.7     3.84        1,675       12.2     2.96
    194      2.7     5.60           96        1.0     4.31           99        1.1     4.30          109         .9     3.25
    690     15.2     8.84          681       15.1     8.87          681       15.1     8.88          682       15.0     8.82
----------------------------------------------------------------------------------------------------------------------------
 30,008   $262.7     3.47%      29,208     $239.5     3.26%      28,745     $217.4     3.03%      28,740     $201.7     2.84%
  5,562                          5,391                            5,573                            5,599
    584                            470                              370                              296
    215                            215                              215                              215
  2,901                          2,835                            2,802                            2,715
----------------------------------------------------------------------------------------------------------------------------
$39,270                        $38,119                          $37,705                          $37,565
============================================================================================================================

                     4.27%                            4.35%                            4.43%                            4.50%
                     2.94                             2.76                             2.56                             2.42
          $462.2     4.80                  $419.8     4.85                  $416.2     4.90                  $415.3     4.92
============================================================================================================================

                                                       BARNETT BANKS, INC. 13

STATEMENTS OF FINANCIAL CONDITION
CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES


                                                                                      SEPTEMBER 30             DECEMBER 31
                                                                                 -----------------------      ------------
DOLLARS IN THOUSANDS (UNAUDITED)                                                  1995              1994              1994
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks....................................................... $ 1,903,021   $ 2,236,389       $ 2,872,855
Federal funds sold and securities purchased under agreements to resell........       4,707       450,487            35,040
Investment securities held to maturity (fair value $3,409,517;
      $5,085,762 and $4,864,666)..............................................   3,395,001     5,115,955         4,944,808
Investment securities available for sale......................................   2,550,273     2,145,488         2,738,600
Loans.........................................................................  30,497,071    27,467,058        28,594,523
Less: Allowance for loan losses...............................................    (503,032)     (521,871)         (501,447)
      Unearned income.........................................................     (28,320)      (95,512)          (73,370)
--------------------------------------------------------------------------------------------------------------------------
      Net loans...............................................................  29,965,719    26,849,675        28,019,706
Premises and equipment........................................................   1,035,726     1,009,109         1,015,187
Intangible assets.............................................................     765,568       214,905           498,264
Other assets..................................................................   1,555,063       939,669         1,153,859
--------------------------------------------------------------------------------------------------------------------------
      Total assets............................................................ $41,175,078   $38,961,677       $41,278,319
==========================================================================================================================
LIABILITIES
Demand deposits............................................................... $5,282,560   $ 5,568,372       $ 5,957,700
NOW and money market accounts................................................. 12,473,006     13,565,908        13,933,880
Savings deposits..............................................................  3,326,864      3,451,063         3,683,880
Certificates of deposit under $100,000........................................  9,931,682      7,425,321         9,585,472
Other time deposits...........................................................  2,233,427      1,595,673         1,947,699
--------------------------------------------------------------------------------------------------------------------------
      Total deposits.......................................................... 33,247,539     31,606,337        35,108,631
Short-term borrowings:
      Federal funds purchased and securities sold under agreements
        to repurchase.........................................................  1,490,293      2,983,082         1,250,506
      Commercial paper........................................................    708,772         11,882             6,199
      Other short-term borrowings.............................................    518,975        105,057           397,199
Other liabilities.............................................................    730,116        512,999           604,925
Long-term debt................................................................  1,151,211        680,296           776,676
--------------------------------------------------------------------------------------------------------------------------
      Total liabilities....................................................... 37,846,906     35,899,653        38,144,136
--------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock, $.10 par value, 20,000,000 shares authorized:
   Series A, outstanding 1,976,416; 2,000,000 and 2,000,000 shares............     98,821        100,000           100,000
   Series B, outstanding 11,989; 12,701 and 12,289 shares.....................        300            317               307
   Series C, outstanding 2,277,554; 2,300,000 and 2,300,000 shares............    113,878        115,000           115,000
Common stock, $2 par value, 200,000,000 shares authorized;
   issued 94,596,475; 96,977,878 and 96,732,754 shares........................    189,193        193,956           193,466
Contributed capital...........................................................    627,570        747,468           741,654
Net unrealized gain (loss) on investment securities available for sale........     25,329        (20,889)          (26,998)
Retained earnings.............................................................  2,350,361      2,017,843         2,098,977
Less:  Employee stock ownership plan obligation,
      collateralized by 2,393,433; 2,839,138 and 2,732,372 shares.............    (77,280)       (91,671)          (88,223)
--------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity..............................................  3,328,172      3,062,024         3,134,183
--------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity..............................$41,175,078    $38,961,677       $41,278,319
==========================================================================================================================

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            15 BARNETT BANKS, INC.

STATEMENTS OF INCOME
CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES


                                                                             THREE MONTHS                NINE MONTHS
                                                                           -----------------         -------------------
FOR THE PERIODS ENDED SEPTEMBER 30--DOLLARS IN THOUSANDS (UNAUDITED)       1995         1994         1995           1994
------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans..........................................................        $662,859     $550,282    $1,908,795    $1,589,052
Investment securities..........................................          87,811       97,271       290,151       285,706
Federal funds sold and securities purchased
   under agreements to resell..................................             675          583         2,740         2,222
------------------------------------------------------------------------------------------------------------------------
   Total interest income.......................................         751,345      648,136     2,201,686     1,876,980
------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits.......................................................         250,800      195,288       744,592       553,467
Federal funds purchased and securities sold under agreements
   to repurchase...............................................          21,230       28,084        73,549        57,053
Other short-term borrowings....................................          18,227        1,047        40,116         2,978
Long-term debt.................................................          20,832       15,090        55,763        45,218
------------------------------------------------------------------------------------------------------------------------
   Total interest expense......................................         311,089      239,509       914,020       658,716
------------------------------------------------------------------------------------------------------------------------
   Net interest income.........................................         440,256      408,627     1,287,666     1,218,264
Provision for loan losses......................................          34,198       15,443        85,324        48,491
------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses.........         406,058      393,184     1,202,342     1,169,773
------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service charges on deposit accounts............................          55,699       59,084       167,214       168,611
Mortgage banking income........................................          15,964        6,460        49,938        23,448
Trust income...................................................          19,189       19,152        58,253        58,522
Consumer finance income........................................          23,293           --        59,461            --
Credit card discounts and fees.................................          14,988       13,079        43,971        39,391
Brokerage income...............................................           7,868        6,962        21,832        23,487
Other service charges and fees.................................          30,277       26,189        86,526        78,951
Securities transactions........................................              58          354            84          (217)
Other income...................................................          15,366        6,869        41,355        20,568
------------------------------------------------------------------------------------------------------------------------
   Total non-interest income...................................         182,702      138,149       528,634       412,761
------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and employee benefits.................................         192,327      160,419       559,224       486,338
Net occupancy expense..........................................          32,142       30,196        94,410        89,214
Furniture and equipment expense................................          35,850       34,652       106,769       104,005
Other expense..................................................         118,932      115,053       364,307       343,126
------------------------------------------------------------------------------------------------------------------------
   Total non-interest expense..................................         379,251      340,320     1,124,710     1,022,683
------------------------------------------------------------------------------------------------------------------------
   Net non-interest expense....................................         196,549      202,171       596,076       609,922
------------------------------------------------------------------------------------------------------------------------
EARNINGS
Income before income taxes.....................................         209,509      191,013       606,266       559,851
Provision for income taxes.....................................          75,421       67,569       211,302       197,237
------------------------------------------------------------------------------------------------------------------------
   Net income..................................................        $134,088     $123,444      $394,964      $362,614
========================================================================================================================
EARNINGS PER SHARE
Primary:         Earnings per share............................           $1.34        $1.21         $3.91         $3.55
                 Average number of shares......................      96,752,165   98,093,769    97,435,884    98,302,558
                 Dividends on preferred stock..................          $4,525       $4,550       $13,625       $13,650
Fully diluted:   Earnings per share............................           $1.29        $1.18         $3.78         $3.45
                 Average number of shares......................     103,468,628  104,778,709   104,611,238   104,987,498
========================================================================================================================

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                      BARNETT BANKS, INC. 15

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES



                                                                       CONTRI-          NET
                                               PREFERRED     COMMON      BUTED   UNREALIZED     RETAINED        ESOP
DOLLARS IN THOUSANDS (UNAUDITED)                   STOCK      STOCK    CAPITAL   GAIN (LOSS)    EARNINGS  OBLIGATION        TOTAL
---------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Balance at January 1, 1994...................   $215,351   $194,809   $775,719     $  3,772   $1,786,561   $(102,121)  $2,874,091
Net income...................................                                                    362,614                  362,614
Change in unrealized gain (loss) on
  investment securities available for sale...                                       (24,661)                              (24,661)
Cash dividends declared:
  Common ($1.18 per share)...................                                                   (117,656)                (117,656)
  Preferred:
     Series A................................                                                     (6,750)                  (6,750)
     Series B................................                                                        (26)                     (26)
     Series C................................                                                     (6,900)                  (6,900)
Issuances of common stock:
  Stock purchase, option and
     employee benefit plans..................                 1,943     30,926                                10,450       43,319
  Preferred stock conversions................        (34)         7         27                                                 --
Repurchases of common stock..................                (2,803)   (59,204)                                           (62,007)
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994................   $215,317   $193,956   $747,468     $(20,889)  $2,017,843    $(91,671)  $3,062,024
=================================================================================================================================
FOR THE PERIOD
Balance at January 1, 1995...................   $215,307   $193,466   $741,654     $(26,998)  $2,098,977    $(88,223)  $3,134,183
Net income...................................                                                    394,964                  394,964
Change in unrealized gain (loss) on
   investment securities available for sale..                                        52,327                                52,327
Cash dividends declared:
   Common ($1.35 per share)..................                                                   (129,933)                (129,933)
   Preferred:
     Series A................................                                                     (6,728)                  (6,728)
     Series B................................                                                        (22)                     (22)
     Series C................................                                                     (6,897)                  (6,897)
Issuances of common stock:
   Stock purchase, option and
     employee benefit plans..................                 2,329     54,772                                10,943       68,044
   Preferred stock conversions...............     (2,308)       147      2,161                                                 --
Repurchases of common stock..................                (6,749)  (171,017)                                          (177,766)
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995................   $212,999   $189,193   $627,570     $ 25,329   $2,350,361    $(77,280)  $3,328,172
=================================================================================================================================

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        16 BARNETT BANKS, INC.

STATEMENTS OF CASH FLOWS
CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES


FOR THE PERIODS ENDED SEPTEMBER 30--DOLLARS IN THOUSANDS (UNAUDITED)                                   1995          1994
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income....................................................................................     $   394,964    $  362,614
Reconcilement of net income to net cash provided by operating activities:
  Provision for loan losses...................................................................          85,324        48,491
  Depreciation and amortization...............................................................         170,821       100,005
  Employee benefits funded by equity..........................................................          19,379        21,155
  Deferred income tax provision...............................................................          22,078         8,530
  Decrease (increase) in interest receivable..................................................           5,366       (17,498)
  Increase in interest payable................................................................          17,421        18,070
  (Increase) decrease in other assets.........................................................        (120,479)       20,553
  (Decrease) increase in other liabilities....................................................         (58,151)       16,470
  Originations of loans held for sale.........................................................      (3,411,164)     (403,000)
  Proceeds from sales of loans held for sale..................................................       1,843,965       525,845
  Other.......................................................................................         (31,314)      (24,469)
-----------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities................................................      (1,061,790)      676,766
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale.........................................        (650,883)   (1,221,870)
Proceeds from sales of investment securities available for sale...............................         179,993            --
Proceeds from maturities of investment securities available for sale..........................         758,308     1,089,060
Purchases of investment securities held to maturity...........................................        (290,187)   (2,930,535)
Proceeds from maturities of investment securities held to maturity............................       1,842,952     3,607,867
Net increase in loans.........................................................................        (192,549)   (1,599,881)
Purchases of premises and equipment...........................................................        (110,112)      (74,591)
Proceeds from sales of premises and equipment.................................................          31,001        34,557
Payments for purchases of acquired companies, net of cash acquired............................        (465,563)           --
-----------------------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities....................................................       1,102,960     (1,095,393)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in demand, NOW, savings and money market accounts................................      (2,493,030)      (878,658)
Net increase (decrease) in other time deposits................................................         631,938       (148,771)
Net increase in federal funds purchased and securities sold
  under agreements to repurchase..............................................................         239,787      1,261,249
Proceeds from issuance of short-term notes....................................................         425,000             --
Net increase in other short-term borrowings...................................................         154,841          6,761
Principal repayments of long-term debt........................................................        (127,192)        (1,828)
Proceeds from issuance of long term debt......................................................         400,000             --
Issuances of common stock.....................................................................          48,665         22,164
Repurchases of common stock...................................................................        (177,766)       (62,007)
Cash dividends................................................................................        (143,580)      (131,332)
-----------------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities................................................      (1,041,337)        62,578
-----------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents.....................................................      (1,000,167)      (351,049)
Cash and cash equivalents, January 1..........................................................       2,907,895      3,037,925
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, September 30.......................................................     $ 1,907,728    $ 2,686,876
=============================================================================================================================

FOR THE PERIODS ENDED SEPTEMBER 30, 1995 AND 1994, INCOME TAXES OF $203 MILLION AND $168 MILLION WERE PAID AND INTEREST OF $898 MILLION AND $636 MILLION WAS PAID, RESPECTIVELY. CASH AND CASH EQUIVALENTS INCLUDES CASH AND DUE FROM BANKS, INTEREST-BEARING DEPOSITS IN OTHER BANKS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND FEDERAL FUNDS SOLD.

FOR THE PERIODS ENDED SEPTEMBER 30, 1995 AND 1994, $57 MILLION AND $51
MILLION OF LOANS, RESPECTIVELY, WERE TRANSFERRED TO REAL ESTATE HELD FOR SALE.

DURING THE PERIOD ENDED SEPTEMBER 30, 1995, THE COMPANY ACQUIRED $990 MILLION OF NON-CASH ASSETS AND $525 MILLION OF LIABILITIES.

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                        BARNETT BANKS, INC. 17

                         NOTES TO FINANCIAL STATEMENTS


A.  GENERAL
     The accounting and reporting policies of Barnett Banks, Inc. and its affiliates conform to generally accepted accounting principles and to predominant practices within the banking industry. The company has not changed its accounting and reporting policies from those disclosed in its 1994 Annual Report on Form 10-K, except for the adoption on January 1, 1995 of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as described in the form 10-Q for the period ended March 31, 1995.
     In the opinion of the company's management, all adjustments necessary to fairly present the financial position as of September 30, 1995 and 1994, and the results of operations and cash flows for the periods then ended, all of which are of a normal and recurring nature, have been included.
     The results of operations for the three- and nine-month periods ended September 30, 1995 may not be indicative of operating results for the year ending December 31, 1995. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications.
     In January 1995, the company acquired EquiCredit Corporation, a Jacksonville-based consumer finance company, for $332 million. EquiCredit specializes in originating, selling and servicing fixed-rate consumer loans secured by first or second mortgages. In February 1995, the company acquired BancPLUS Financial Corporation, a Texas-based full-service mortgage banking company, for $162 million. These acquisitions have been accounted for as purchase transactions, in accordance with APB No. 16. Amounts assigned to intangible assets may vary as final valuation and other information becomes available.

B. LOANS


SEPTEMBER 30--DOLLARS IN THOUSANDS
NET OF UNEARNED INCOME                                    1995         1994
------------------------------------------------------------------------------
Commercial, financial and agricultural.............   $ 4,605,319  $ 4,307,213
Real estate construction...........................       908,211      854,782
Commercial mortgages...............................     2,262,588    2,465,755
Residential mortgages..............................    11,497,295    9,909,795
Installment........................................     8,828,175    7,919,123
Bank card..........................................     1,623,934    1,214,213
Credit lines.......................................       743,229      700,665
------------------------------------------------------------------------------
     Total.........................................   $30,468,751  $27,371,546
==============================================================================

C. ALLOWANCE FOR LOAN LOSSES


FOR THE NINE MONTHS ENDED SEPTEMBER 30--
DOLLARS IN THOUSANDS                                     1995          1994
----------------------------------------------------------------------------
Beginning balance...................................  $501,447      $521,827
Recoveries..........................................    36,926        42,425
Provision expense...................................    85,324        48,491
Loans charged off...................................  (122,716)      (90,872)
Other...............................................     2,051            --
----------------------------------------------------------------------------
Ending balance......................................  $503,032      $521,871
============================================================================

     The company defines impaired loans as all non-performing loans except residential mortgages and small business loans. At September 30, 1995 impaired loans totaled $116 million. Of that amount, approximately $74 million in impaired loans have related reserves of $14 million. An additional $42 million in impaired loans were determined to be carried at or below fair value and, accordingly, have no reserves. The allowance for loan losses is established to cover potential losses inherent in the portfolio as a whole.

     The company recognizes income on impaired loans primarily on the cash basis. Any change in the present value of expected cash flows is recognized through the allowance for loan losses. For the three-month period ended September 30, 1995, the average carrying amount of impaired loans was $115 million, on which the company recognized income of $1.0 million.

D. LONG-TERM DEBT


SEPTEMBER 30--DOLLARS IN THOUSANDS                       1995          1994
----------------------------------------------------------------------------
7.75% Sinking Fund Debentures, due 1997,
  with annual sinking fund payments of
  $700,000 through 1996.............................  $   10,200    $ 10,900
Less: Face value of debentures repurchased
  and held for future retirements...................        (772)     (1,472)
----------------------------------------------------------------------------
     Total outstanding..............................       9,428       9,428
8.50% Subordinated Capital Notes, due 1999..........     200,000     200,000
Medium-term notes, due in varying
  maturities through 2003, with
  interest from a floating 4.275%
  to a fixed 10.00%.................................     476,150     201,900
9.875% Subordinated Capital Notes,
  due 2001..........................................     100,000     100,000
6.90% Subordinated Capital Notes,
  due 2005..........................................     150,000          --
10.875% Subordinated Capital Notes,
  due 2003..........................................      55,000      55,000
8.50% Subordinated Capital Notes,
  due 2007..........................................     100,000     100,000
Mortgage Collateralized Bonds, due
  1996 with interest from
  a floating 6.348%.................................      47,700          --
Capitalized lease obligations.......................      12,933      13,968
----------------------------------------------------------------------------
     Total..........................................  $1,151,211    $680,296
============================================================================

                           18 BARNETT BANKS, INC.

E. EARNINGS PER SHARE
     The weighted-average number of shares used in the computation of earnings per share is as follows:


FOR THE PERIODS ENDED SEPTEMBER 30--                   THREE MONTHS                NINE MONTHS
                                                     -----------------         ------------------
DOLLARS IN THOUSANDS                                 1995         1994         1995          1994
-------------------------------------------------------------------------------------------------
PRIMARY SHARES:
Average common shares outstanding............  95,439,355   97,105,956   96,495,060    97,391,735
Common shares assumed outstanding
  to reflect dilutive effect of:
  Convertible preferred stock................      31,478       33,981       31,782        35,187
  Common stock options.......................   1,281,332      953,832      909,042       875,636
-------------------------------------------------------------------------------------------------
  Total......................................  96,752,165   98,093,769   97,435,884    98,302,558
=================================================================================================
Adjustments for preferred dividends..........      $4,525       $4,550      $13,625       $13,650
=================================================================================================



FOR THE PERIODS ENDED SEPTEMBER 30--                   THREE MONTHS                NINE MONTHS
                                                     -----------------         ------------------
DOLLARS IN THOUSANDS                                 1995         1994         1995          1994
-------------------------------------------------------------------------------------------------
FULLY DILUTED SHARES:
Average common shares outstanding............   95,439,355   97,105,956   96,495,060    97,391,735
Common shares assumed outstanding
to reflect dilutive effect of:
   Convertible preferred stock...............    6,684,934    6,718,921    6,706,112     6,720,127
   Common stock options......................    1,344,339      953,832    1,410,066       875,636
--------------------------------------------------------------------------------------------------
   Total.....................................  103,468,628  104,778,709  103,611,238   104,987,498
==================================================================================================


F. SUBSEQUENT EVENT - CONVERSION OF PREFERRED STOCK

     During the quarter, the company called for redemption of its Series C $4.00 Cumulative Convertible Preferred Stock. In October 1995, substantially all of those shares converted into common shares.

G. COMMITMENTS AND CONTINGENCIES

     Barnett has $4.6 billion of deposits resulting from thrift acquisitions that are insured through the Savings Association Insurance Fund (SAIF). These deposits maintained their $.23 per $100 assessment, though legislation has been proposed which would reduce the SAIF assessment from $.23 to $.04 for well capitalized institutions. The current legislation, if enacted, would result in a one-time assessment of approximately 79 basis points to be charged on 80% of SAIF deposits. Any assessment will depend on enactment of final legislation which could occur as early as the fourth quarter.

                                                     BARNETT BANKS, INC. 19

                              Barnett Banks, Inc.
                             Post Office Box 40789
                         Jacksonville Florida 32203-0789
                            Telephone: 904/791-7720