Form 10-Q/A
period 1995-09-30
BARNETT BANKS INC
filed 1995-11-14
CIK 10012

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


Amendment to Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period                    Commission file number 1-7901.
ended September 30, 1995



                          BARNETT BANKS, INC.
---------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


         Florida                                         59-0560515
------------------------------                    -----------------------
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

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on behalf by the undersigned, thereunto duly authorized.

                                     BARNETT BANKS, INC.

                                     /s/Patrick J. McCann
                                     -----------------------------------
                                     Patrick J. McCann
                                     Controller
                                     (Principal Accounting Officer)

Date: November 14, 1995


2  BARNETT BANKS, INC.

                          PART I -- FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL HIGHLIGHTS


                                                                   THREE MONTHS                          NINE MONTHS
FOR THE PERIODS ENDED SEPTEMBER 30--                       ----------------------------           -------------------------
DOLLARS IN MILLIONS EXCEPT PER SHARE DATA                  1995        1994      CHANGE           1995         1994  CHANGE
--------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Net interest income (taxable-equivalent).......       $446.9      $419.8           6%         $1,312.9     $1,251.3        5%
Provision for loan losses......................         34.2        15.4          --              85.3         48.5       76
Non-interest income............................        182.7       138.1          32             528.6        412.8       28
Non-interest expense...........................        379.3       340.3          11           1,124.7      1,022.7       10
Net income.....................................        134.1       123.4           9             395.0        362.6        9
============================================================================================================================
PER COMMON SHARE
Net income:
  Primary......................................      $  1.34     $  1.21          11%          $  3.91      $  3.55       10%
  Fully diluted................................         1.29        1.18           9              3.78         3.45       10
Dividends declared.............................          .47         .41          15              1.35         1.18       14
Book value(1)..................................        33.75       30.30          11             33.75        30.30       11
Stock price:
  High.........................................        58.88       47.63          24             58.88        48.13       22
  Low..........................................        51.25       43.25          18             38.75        39.75       (3)
  Close........................................        56.63       44.25          28             56.63        44.25       28
============================================================================================================================
KEY PERFORMANCE RATIOS
Return on assets...............................         1.30%       1.30%         --              1.28%        1.28%      --
Return on common equity........................        16.54       16.78          (1)%           16.46        16.71       (1)%
Return on total equity.........................        16.02       16.19          (1)            15.94        16.12       (1)
Net yield on earning assets....................         4.90        4.85           1              4.83         4.90       (1)
Overhead ratio.................................        60.25       61.03          (1)            61.08        61.45       (1)
Shareholders' equity to total assets(1)........         8.27        8.09           2              8.27         8.09        2
Leverage ratio.................................         6.35        7.66         (17)             6.35         7.66      (17)
Total risk-based capital ratio.................        12.02       13.75         (13)            12.02        13.75      (13)
============================================================================================================================
AVERAGE BALANCES
Assets.........................................      $41,136     $38,119           8%          $41,076      $37,798        9%
Deposits.......................................       33,477      31,334           7            33,704       31,663        6
Loans, net of unearned income..................       30,191      26,968          12            29,555       26,447       12
Earning assets.................................       36,364      34,494           5            36,323       34,107        6
Common equity..................................        3,133       2,835          11             3,089        2,784       11
Total equity...................................        3,347       3,050          10             3,304        2,999       10
Fully diluted shares (thousands)...............      103,469     104,779          (1)          104,611      104,987       --
============================================================================================================================
AT PERIOD-END
Assets.............................................................................            $41,175      $38,962        6%
Deposits...........................................................................             33,248       31,606        5
Loans, net of unearned income......................................................             30,469       27,372       11
Long-term debt.....................................................................              1,151          680       69
Preferred stock....................................................................                213          215       (1)
Total equity.......................................................................              3,328        3,062        9
Common shares (thousands)..........................................................             94,596       96,978       (2)
============================================================================================================================

(1)Based on equity before deduction of the employee stock ownership plan obligation.

                                                       BARNETT BANKS, INC. 3