Form 10-K
period 1995-12-31
BARNETT BANKS INC
filed 1996-02-07
CIK 10012

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

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


The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 1995 is approximately $5,597,056,712.

Common Stock outstanding at December 31, 1995:
                              94,865,368 Shares

                    DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference in this report: (1) portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995, in Parts II and III and (2) Registrant's 1996 Annual Meeting Proxy Statement in Part Three, which is incorporated by reference pursuant to Instruction G of Form 10-K. The Company will file its definitive Proxy Statement with the Commission prior to March 31, 1996.

INDEX TO FORM 10-K
CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES


NOTE: Certain information required by Form 10-K is incorporated by reference from the 1995 Annual Report as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

PART I
Item 1    Business
Item 2    Properties
Item 3    Legal Proceedings
Item 4    Submission of Matters to a Vote of Security Holders - None

PART II                                             ANNUAL REPORT REFERENCE(1)
Item 5    Market for the Registrant's Common Stock and Related
          Stockholder Matters . . . . . . . . . . . . . . . . . . . . . .64
Item 6    Selected Financial Data . . . . . . . . . . . . . . . . . . . . 2
Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . .17 - 33, 36- 39
Item 8    Financial Statements and Supplementary Data  . . .34, 35, 42 - 59
Item 9    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure . . . . . . . . . . . . .None

PART III(2)
Item 10   Directors and Executive Officers of the Registrant:
          Executive Officers. . . . . . . . . . . . . . . . . . . . . . .61
          Directors . . . . . . . . . . . . . . . . . . . . . . . . .60, 61
Item 11   Executive Compensation
Item 12   Security Ownership of Certain Beneficial Owners and Management
Item 13   Certain Relationships and Related Transactions

PART IV(3)
Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

------------------------------------------------------------------------------

ITEMS OF PART IV - FORM 10-K

  (a)1.   The financial statements of Barnett are listed in response to
          Item 8 of this report and are incorporated by reference.

  (a)2.   Financial Statement Schedules:
          All schedules to the consolidated financial statements required by
          Article 9 of Regulation S-X and all other schedules to the financial statements of the Registrant have been omitted because the information is either not required, not applicable, or is included in the financial statements or notes thereto.
  (b).    Reports on Form 8-K:  None.

  (c).    Exhibits:

   3. Articles of Incorporation are incorporated by reference to exhibit 4(a) of the Corporation's Registration Statement No. 33-59246

   4.     Instruments defining the rights of security holders,
              including indentures:

              (a) Indenture dated as of May 15, 1972, relating to 7-3/4% Sinking Fund Debentures due 1997.
              (b) Indenture dated as of August 15, 1984 relating to the 8.5% Subordinated Capital Notes due 1999.
              (c) Indenture dated as of October 19, 1990, and supplemental indentures dated April 21, 1991 and May 14, 1993 relating to Debt Securities of the Company.
              (d) Indenture dated as of October 19, 1990 and supplemental indenture as of April 22, 1991 related to Debt Securities of the Company.
              (e) Indenture dated March 16, 1995 relating to Subordinated Debt Securities of the Company
              (f) Indenture dated March 16, 1995 relating to Senior Debt Securities of the Company
  10.     Material contracts:

          (a)  Long Term Incentive Plan of Barnett Banks, Inc., as amended
          (b)  Employment agreements

  11.     Statement re Computation of Per Share Earnings.

  12.     Ratios of Earnings to Combined Fixed Charges and Preferred Dividends.

  13. Annual Report to Security Holders for the fiscal year ended December 31, 1995.

  21.     Subsidiaries of the Registrant.

  23.     Consents of experts and counsel
          (a)  Consent of Arthur Andersen LLP

  24.     Powers of Attorney

  27.     Financial Data Schedule

(1)These items are incorporated from the 1995 Annual Report.

(2)Except for the information relating to executive officers, the material required by Items 10 through 13 is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Instruction G of Form 10-K. The Company will file its definitive Proxy Statement with the Commission prior to March 31, 1996.

BUSINESS

GENERAL
       Barnett Banks, Inc. is a bank holding company that was organized in 1930. Between 1930 and 1965, Barnett controlled several small banks on the East Coast of Florida and was affiliated with Barnett Bank of Jacksonville, N.A. through common ownership. In 1966, the company acquired the Jacksonville bank, chartered in 1877, and began a program of expansion through the acquisition and organization of banks in Florida's major population centers. In 1986, Barnett completed its first acquisition in Georgia.
       Now one of the top 25 financial institutions in the United States, Barnett had assets of $41.6 billion and deposits of $34.2 billion on December 31, 1995. On that date, Barnett owned 32 commercial banks with a total of 613 offices in 45 Florida counties and 8 Georgia counties.
       Barnett is a decentralized financial services organization, with its affiliates acting autonomously in most day-to-day decisions. The principal role of the holding company is to provide management leadership and support services to its affiliates that are focused on the sale and delivery of company products. Most accounting, financial management, human resource management, audit and loan review functions are provided to affiliates through regional or central support groups. Dividends and management fees from affiliates are the holding company's major sources of income. Dividend payments from the banking affiliates may be limited by statutes. (See Supervision and Regulation of this Form 10-K as well as NOTE R of NOTES TO FINANCIAL STATEMENTS in the 1995 Annual Report.) Barnett and its affiliates had 20,175 full-time employees at December 31, 1995.

CHANGES IN ORGANIZATIONAL STRUCTURE
       On February 5, 1996, the company announced that it plans to simplify its legal structure to enhance internal operations, reduce reporting redundancies and focus more resources on serving customer needs.
       Under the new structure, all but four of the company's 32 banks and several of its non-bank affiliates will be consolidated into a national bank to be called Barnett Bank, N.A. Barnett's affiliate banks in Southeast Georgia, Southwest Georgia, Marion County and the Community Bank of the Islands on Sanibel Island will retain their individual bank charters.
       Barnett expects that its simplified organizational structure will receive regulatory approval later this year.

BANKING OPERATIONS
       The average deposits of a Barnett affiliate bank at the end of 1995 were approximately $1.1 billion. Barnett Bank of South Florida, N.A., had total deposits of $4.1 billion, or approximately 12% of the combined total deposits of the company's banking affiliates. Barnett Bank of Broward County, N.A. had total deposits of $3.8 billion, or 11% of the combined total deposits of the company's banking affiliates. Barnett Bank of Central Florida had total deposits of $3.2 billion, or approximately 9% of the combined total deposits of the company's banking affiliates. Fifteen of the company's other banking affiliates had total deposits in excess of $500 million, including 6 with total deposits in excess of $1.0 billion. Barnett's banking affiliates generally provide a full range of commercial banking and related financial services to the retail, wholesale, manufacturing, real estate and financial sectors in its markets. State banking laws have been a major factor in the development of the company's corporate structure in Florida. Prior to 1977, Florida was a unit banking state, prohibiting the state's banks from operating branches. At the end of 1976, Barnett operated 60 separate banks in 24 counties. Since then, the Florida Banking Code has been liberalized to permit cross-county mergers and, in 1988, to permit cross-county branching. Since 1977, Barnett has consolidated more than 100 Florida banking organizations into 32 banks, 15 of which serve multi-county markets.

NONBANKING ACTIVITIES
       EQUICREDIT CORPORATION is a consumer finance company that specializes in originating, securitizing and servicing fixed-rate consumer loans secured by first or second mortgages. It operates in 37 states and originated more than $1 billion of home equity loans in 1995.
       BARNETT BANKS TRUST COMPANY, N.A. provides a full range of trust and investment management services, including personal trust and estate administration, institutional asset management, and employee benefit plan management and administration. It operates 28 sales offices and has total trust assets of $14 billion, including $10 billion under management.
       BARNETT MORTGAGE COMPANY, including its wholly-owned subsidiaries BancPLUS Financial Corporation and Loan America Financial Corporation, is among the 25 largest mortgage servicers nationally, servicing a portfolio of more than $33 billion and 445,000 mortgage loans.
       BARNETT SECURITIES, INC. is a full-service brokerage company with 36 offices and 192 financial consultants. Its Capital Markets division is authorized to engage in financial advisory services and limited underwriting of certain securities, subject to volume restrictions.
       BARNETT CARD SERVICES CORPORATION offers a variety of credit card services to Barnett's affiliate banks and other credit card issuers.
       BARNETT MERCHANT SERVICES CORPORATION, through its joint venture with First Data Corporation, provides a wide array of credit card processing services for businesses that accept credit cards as a form of payment.
       BARNETT BANKS INSURANCE, INC. reinsures credit life and accident and health insurance written in connection with loans made by Barnett's affiliates.
       BARNETT TECHNOLOGIES, INC. provides data, item processing and other operational services for Barnett's affiliates.

COMPETITION
       Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies were eliminated as of September 29, 1995. The law will also permit interstate branching by banks effective June 1, 1997 subject to the ability of states to not adopt interstate branching completely or to set an earlier effective date. The company anticipates that the effect of the new law will be to increase competition within the markets in which it now operates, although the company cannot predict the extent nor the timing.
       In addition to competition from other banks, Barnett continues to face increased competition from other financial services organizations. Savings and loan associations continue to compete for loans and deposits, while finance companies and credit unions compete in the important areas of consumer lending and deposit gathering. Non-traditional financial service providers such as brokerages, mutual funds, insurance companies and finance subsidiaries of industrial companies have intensified competition in recent years. Additionally, Barnett's national mortgage banking and consumer finance subsidiaries face significant competition from numerous bank and non-bank companies.

SUPERVISION AND REGULATION
       The banking industry is highly regulated, with numerous federal and state laws and regulations governing its activities. As a bank holding company, Barnett is subject to regulation under the Bank Holding Company Act of 1956, as amended, and its examination and reporting requirements. This legislation requires the Board of Governors of the Federal Reserve System to approve bank acquisitions, limits the acquisition of out-of-state banking organizations unless permitted by state law and limits non-banking activities. In addition, the Georgia Department of Banking and Finance regulates the Georgia operations of bank holding companies. Various federal and state laws and regulations also govern the operations of the company's banking affiliates.
       Barnett's affiliate banks are subject to regulation and supervision by the Office of the Comptroller of the Currency (OCC) (in the case of nationally chartered banks), the state banking authorities of the states in which they are organized (in the case of state chartered banks), the Federal Reserve Board (in the case of state chartered banks) and the FDIC.
       Barnett and its affiliates are also affected by various state and federal laws, including those relating to consumer protection and similar matters, as well as by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board. An important purpose of these policies is to curb inflation and control recessions through control of the supply of money and credit. The Federal Reserve Board uses its powers to establish reserve requirements of insured depository institutions and to conduct open market operations in the United States government securities so as to influence the supply of money and credit. These policies have a direct effect on the amount of bank loans and deposits and on interest rates charged on loans and paid on deposits, with the result that federal policies have a material effect on the earnings of Barnett and its affiliates. Future policies of the Federal Reserve Board and other government authorities and future changes in state and federal laws and regulations cannot be predicted nor can their effect on the future earnings of Barnett and its affiliates be predicted.
       On August 10, 1993, the Federal Deposit Insurance Act was amended to provide that in the event of the liquidation or other resolution of an insured depository institution occurring on or after such date, the claims of depositors of such institution (including claims by the FDIC as subrogee of insured depositors) are entitled to priority in payment over the claims of any other senior or general creditors of the institution, including shareholders.
       Effective December 31, 1992, the federal bank regulatory authorities each adopted risk-based capital guidelines to which Barnett and its banking affiliates are subject. These guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profile among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Failure to meet applicable capital guidelines could subject a bank to a variety of enforcement remedies available to the federal regulatory authorities, including limitation on the ability to pay dividends, the issuance of a directive to increase capital, the termination of deposit insurance by the FDIC, and appointment of a conservator or receiver. On December 31, 1995, Barnett and each of its affiliate banks' capital levels exceeded the capital guidelines established by the federal banking authorities.
       The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) provides for expanded regulation of depository institutions and their affiliates and assigns to the federal banking agencies broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." A depository institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. On December 31,1995, Barnett and each of its affiliate banks were considered by federal regulatory authorities to be "well capitalized."
       Barnett's nonbanking activities are supervised by the Federal Reserve Board. In addition, Barnett Banks Insurance, Inc. and Barnett Annuities Corporation are subject to insurance laws and regulations of the Insurance Commissioner of the State of Florida. The activities of Barnett Securities, Inc. are governed by the Securities and Exchange Commission, the National Association of Securities Dealers and state securities laws.
       The FDICIA recapitalized the deposit insurance funds and gave regulators the authority to restrict the operations, management and capital distributions of a bank, depending upon its risk. On December 31, 1995, all of Barnett's affiliate banks fell into the lowest risk category. FDICIA also directs regulators to establish underwriting and operations standards, encompassing such areas as real estate lending, consumer disclosure rules, internal controls and new reporting requirements.
       As discussed under the Competition section, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 eliminated substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies.

PROPERTIES
       On December 31, 1995, the company and its affiliates had consolidated premises and equipment with a net book value of $1.1 billion. The company and its affiliates generally own their offices and related facilities. Most of the company's non-banking affiliates and many of the company's consolidated operations functions are housed in a multi-use office park in Jacksonville.

LEGAL PROCEEDINGS
       The company and its subsidiaries are subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the company's financial condition.

EXECUTIVE OFFICERS
       CHARLES E. RICE, 60, Chairman of the Board and Chief Executive Officer since November 1988 and Chairman of the Board, President and Chief Executive Officer from April 1984 to November 1988. Mr. Rice, who has been Chief Executive Officer since 1979, joined the company in 1966 and was first elected an executive officer in 1971.
       ALLEN L. LASTINGER, JR., 53, President and Chief Operating Officer since January 1991; Vice Chairman and Chief Banking Officer from November
1988 to December 1990; and Vice Chairman/Retail Banking from April 1984 to November 1988. Mr. Lastinger joined the company in 1971 and was first elected an executive officer in 1980.
       RICHARD A. ANDERSON, 51, Regional Banking Executive/ Central Region since April 1994; President and Chief Executive Officer of Barnett Bank of Broward County, N.A. from January 1990 to April 1994; and President and Chief Executive Officer of Barnett Bank of Naples from June 1987 to January 1990. Mr. Anderson joined the company in 1979 and was first elected an executive officer in 1994.
       JUDY BEAUBOUEF, 49, Chief Legal Executive since 1991; Associate
General Counsel from 1988 to 1991. Ms. Beaubouef joined the company in 1988 and was first elected an executive officer in 1991.
       SUSAN S. BLASER, 46, Chief Marketing Executive since December 1994; Senior Vice President for Retail Banking for First Bank System from February 1991 to October 1994; Senior Vice President of CVN Companies from 1988 to 1990. Ms. Blaser joined the company as an executive officer in 1994.
       RICHARD C. BREWER, 54, Chief Credit Policy Executive since July 1994; Regional Banking Executive/Central Region from January 1989 to July 1994; and Chairman and Chief Executive Officer of Barnett Bank of Southwest Florida from January 1986 to January 1989. Mr. Brewer joined the company in 1970 and was first elected an executive officer in 1989.
       LEE H. CHAPLIN, JR., 56, Regional Banking Executive/North Region since February 1991; Regional Banking Executive/South Region from January 1990 to February 1991; Regional Banking Executive/South Region and President and
Chief Executive Officer of Barnett Bank of South Florida, N.A. from January 1989 to January 1990; and President of Barnett Bank of South Florida, N.A. from May 1985 to January 1989. Mr. Chaplin joined the company in 1983 and was first elected an executive officer in 1990.
       DOUGLAS K. FREEMAN, 45, Chief Corporate Banking Executive since August 1991; Executive Vice President for Business Banking of Wells Fargo Bank from January 1989 to August 1991. Mr. Freeman joined the company as an executive officer in 1991.
       RICHARD J. JONES, 45, Chief Asset Management Executive for Barnett Banks, Inc. since July 1995; President and Chief Executive Officer of Fleet Investment Services and Corporate Vice President of Fleet Financial Group from 1991 to 1995.
       PAUL T. KERINS, 52, Chief Human Resources Executive since February 1985, when he joined the company as an executive officer.
       PATRICK J. MCCANN, 39, Controller since September 1992; Director of Finance/Central Region from January 1989 to September 1992; Chief Financial Officer of Barnett Bank of Southwest Florida from January 1988 to June 1989; and Controller from September 1987 to January 1988. Mr. McCann joined the company in 1987 and was first elected an executive officer in 1992.
       JAMES F. MONDELLO, 52, Regional Banking Executive/ South Region since February 1991; Regional Banking Executive/East Region from January 1989 to February 1991; and Executive Vice President and Chief Operating Officer of Barnett Bank of Polk County from January 1988 to January 1989. Mr. Mondello joined the company in 1983 and was first elected an executive officer in 1989.
       CHARLES W. NEWMAN, 46, Chief Financial Officer since January 1992 and Executive Vice President and Controller from January 1988 to January 1992.
Mr. Newman joined the company in 1983 and was first elected an executive officer in 1985.
       HINTON F. NOBLES, JR., 50, Executive Vice President since April 1985. Mr. Nobles joined the company in 1974 and was first elected an executive officer in 1983.
       JONATHAN J. PALMER, 52, Chief Retail Banking and Technology Executive since October 1994; Chief Technology Executive from July 1990 to October 1994 and Chairman and Chief Executive Officer of Barnett Technologies, Inc. from November 1990 to October 1994. Mr. Palmer joined the company as an executive officer in 1990.
       RICHARD J. REDICK, 45, Director of Finance since February 1993, when he joined the company as an executive officer; Executive Vice President of BayBank Boston, N.A. from 1983 to February 1993.

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

Date:  February 7, 1996

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

       NAME                   TITLE                     DATE
       ----                   -----                     ----

         *                    Director                  February 7, 1996
---------------------
Walter H. Alford


         *                    Director                  February 7, 1996
---------------------
Rita Bornstein


         *                    Director                  February 7, 1996
---------------------
James L. Broadhead


         *                    Director                  February 7, 1996
---------------------
Alvin R. Carpenter


         *                    Director                  February 7, 1996
---------------------
Marshall M. Criser

         *                    Director                  February 7, 1996
---------------------
Jack B. Critchfield


                              Director                  February 7, 1996
---------------------
Remedios Diaz Oliver

          NAME                   TITLE                      DATE
          ----                   -----                      ----


         *                        President, Chief          February 7, 1996
---------------------
Allen L. Lastinger, Jr.           Operating Officer
                                  and Director


         *                        Director                  February 7, 1996
---------------------
Clarence V. McKee


PATRICK J. MCCANN                 Controller                February 7, 1996
---------------------
Patrick J. McCann                 (Principal Accounting
                                  Officer)


CHARLES W. NEWMAN                 Chief Financial           February 7, 1996
---------------------
Charles W. Newman                 Officer (Principal
                                  Financial Officer)


         *                        Executive Vice            February 7, 1996
---------------------             President
Hinton F. Nobles, Jr.

         *                        Director                  February 7, 1996
---------------------
Thompson L. Rankin


         *                        Chairman and Chief        February 7, 1996
---------------------
Charles E. Rice                   Executive Officer
                                  and Director (Principal
                                  Executive Officer)


         *                        Director                  February 7, 1996
---------------------
Frederick H. Schultz


         *                        Director                  February 7, 1996
---------------------
John A. Williams


PARTICK J. MCCANN                                           February 7, 1996
---------------------
*Patrick J. McCann

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


    ***(b)  Bylaws.

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

     +++(e) Indenture dated March 16, 1995 relating to Subordinated Debt Securities of the Company.

     +++(f) Indenture dated March 16, 1995 relating to Senior Debt Securities of the Company.

10.   Material Contracts

       -(a)  Long Term Incentive Plan of Barnett Banks, Inc., as amended.

      --(b)  Employment Agreement Messrs. Nobles,  Newman,
              Rice, Lastinger & Brewer

11.   Statement re Computation of Per Share Earnings.

12. Ratios of Earnings to Combined Fixed Charges and Preferred Dividends.

13. Annual Report to Security Holders for the fiscal year ended December 31, 1995.

21. Subsidiaries of the Registrant in addition to page 62 of the Annual Report to Shareholders.

23.   Consent of Experts and Counsel.

      (a) Consent of Arthur Andersen LLP

24.   Powers of Attorney.

27.   Financial Data Schedule

__________________________

  *Previously filed as Exhibits to Registrant's Registration
   Statement of Form S-3, Registration No. 33-59246 and incorporated herein by reference.

 **Previously filed as Exhibits to Registrant's Form 10-K for the fiscal year ended December 31, 1981, and incorporated herein by reference.

***Previously filed as Exhibits to Registrant's Registration Statement on Form S-3. Registration Statement No. 33-57597 and incorporated herein by reference.

  +Previously filed as Exhibit to Registrant's Registration State-ment on Form S-3, Registration No. 2-92815, and incorporated herein by reference.

 ++Previously filed as Exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference.

+++Previously filed as Exhibit to Registrant's Report on Form 8-K dated March 22, 1995.

  -Previously filed as Exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1984, and incorporated herein by reference.

--Previously filed as Exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference.

APPENDIX DESCRIBING PICTURES AND CHARTS IN ANNUAL REPORT TO SHAREHOLDERS

On page 3 of the printed version, a photo of executive officers appears.

On pages 8, 10, 12, 14 and 16 of the printed version, photos of people (customers) appear.

On page 17 of the printed version, graphs show fully diluted earnings per share and return on common shareholders' equity from 1991 to 1995. This information is included in CONSOLIDATED FINANCIAL HIGHLIGHTS on page 2.

On page 18 of the printed version, a graph shows return on average assets from 1991 to 1995. This information is included in CONSOLIDATED FINANCIAL HIGHLIGHTS on page 2.

On page 19 of the printed version, a graph AVERAGE LOANS shows: 1995; Commercial 15%,Commercial Real Estate 11%, Consumer 74%, 1990; Commercial 19%, Commercial Real Estate 25%, Consumer 56%. A graph AVERAGE DEPOSITS shows: 1995; Consumer CD 30%, Savings 10%, NOW & Money Market 38%, Demand 16%, Other 6%, 1990; Consumer CD 36%, Savings 7%, NOW & Money Market 29%, Demand 14%, Other 14%.

On page 23 of the printed version, a graph NET INTEREST INCOME appears which shows net interest income from 1991 to 1995. This information is included in CONSOLIDATED FINANCIAL HIGHLIGHTS on page 2. A graph NET YIELD also appears which shows the net yield as a percentage of average earning assets from 1991 to 1995. This information is also included in CONSOLIDATED FINANCIAL HIGHLIGHTS on page 2.

On page 25 of the printed version, a graph shows non-interest income, excluding securities transactions from 1991 to 1995. Another graph shows the overhead ratio (expenses as a percentage of revenues) for 1991 to 1995. All of this information is included in CONSOLIDATED FINANCIAL HIGHLIGHTS on page 2.

On page 29 of the printed version, a graph RESERVE COVERAGE OF NON-PERFORMING LOANS shows: 1991 85%; 1992 114%; 1993 171%; 1994 250%; 1995 297%. Another
graph NET CHARGE-OFFS shows net charge-offs from 1991 to 1995. This information is included in Table 11 LOAN CHARGE-OFF ANALYSIS on page 30.

On page 32 of the printed version, a graph AVERAGE SHAREHOLDERS' EQUITY shows average shareholders' equity from 1991 to 1995. This information is included in CONSOLIDATED FINANCIAL HIGHLIGHTS on page 2.

On page 33 of the printed version, a graph shows book value per share from 1991 to 1995. This information is included in CONSOLIDATED FINANCIAL HIGHLIGHTS on page 2.

On pages 60 and 61 of the printed version, photographs of the Board of Directors appear.

On page 63 of the printed version, maps of the United States and Florida/Southeast Georgia appear showing locations of Barnett's nationwide companies and bank markets.

On page 64 of the printed version, graphs show 5 year dividend history from 1991 to 1995 and 5 year stock prices (high, low and close) form 1991 to 1995. This information is included in CONSOLIDATED FINANCIAL HIGHLIGHTS on page 2. A graph also shows 1995 quarterly stock prices as follows: Q1 High $45.75, Low $38.75, Close $45.50; Q2 High $52.25, Low $45.50, Close $51.38; Q3 High
$58.88, Low $51.25, Close $56.63; Q4 High $61.50, Low $54.50, Close $59.00.