Form 10-K/A
period 1995-12-31
BARNETT BANKS INC
filed 1996-02-14
CIK 10012

                                  FORM 10-K/A

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

Common Stock outstanding at December 31, 1995:
                              94,865,368 Shares

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   NONE

INDEX TO FORM 10-K/A
CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES


PART I
Item 1    Business
Item 2    Properties
Item 3    Legal Proceedings
Item 4    Submission of Matters to a Vote of Security Holders - None

------------------------------------------------------------------------------

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


                                  BARNETT BANKS, INC.


                                  By: /s/ Patrick J. McCann
                                      --------------------------
                                      Patrick J. McCann
                                      Controller
                                      (Principal Accounting Officer)


Date:  February 12, 1996