Form 10-Q
period 1996-03-31
BARNETT BANKS INC
filed 1996-05-15
CIK 10012

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period                          Commission file number 1-7901.
ended March 31, 1996



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


             Barnett Banks, Inc. Common Stock - March 31, 1996:
                          94,164,537 shares outstanding

BARNETT BANKS, INC.
FINANCIAL REVIEW AND FORM 10-Q

TABLE OF CONTENTS


PART I--FINANCIAL INFORMATION
- --------------------------------------------------------------------------------
Consolidated Financial Highlights. . . . . . . . . . . . . . . . . .  3
Management Discussion (Item 2) . . . . . . . . . . . . . . . . . . .  4
  Quarterly Average Balances, Yields and Rates . . . . . . . . . . . 12
Financial Statements (Item 1):
  Statements of Financial Condition. . . . . . . . . . . . . . . . . 14
  Statements of Income . . . . . . . . . . . . . . . . . . . . . . . 15
  Statements of Changes in Shareholders' Equity. . . . . . . . . . . 16
  Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . 17
  Notes to Financial Statements. . . . . . . . . . . . . . . . . . . 18

PART II--OTHER INFORMATION
- --------------------------------------------------------------------------------

EXHIBITS AND REPORTS ON FORM 8-K (ITEM 6)

  Exhibit 11, "Statement re: computation of per share earnings," is included in the Notes to Financial Statements on page 19 of this report.

  A report on Form 8-K, dated February 5, 1996, filed a press release announcing changes in the company's organizational structure.

  A report on Form 8-K, dated March 4, 1996, filed a press release announcing the company's agreement to form a mortgage servicing company joint venture with another financial institution and two other investors.

  Reports on Form 8-K, dated February 29, 1996 and March 22, 1996 filed exhibits related to a Regsitration Statement on Form S-3.










BARNETT BANKS, INC. AND SUBSIDIARIES
FORM 10-Q, MARCH 31, 1996



SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        BARNETT BANKS, INC.

Dated: May 14, 1996                                     /s/ Charles W. Newman
                                                        ------------------------
                                                        Charles W. Newman
                                                        Chief Financial Officer

Dated: May 14, 1996
                                                        /s/ Patrick J. McCann
                                                        ------------------------
                                                        Patrick J. McCann
                                                        Controller


        2
- -------------------
BARNETT BANKS, INC.

CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                                                                        THREE MONTHS
For the Periods Ended March 31--                                                             --------------------------------
Dollars in Millions Except Per Share Data                                                         1996      1995   Change
- -----------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Net interest income (taxable-equivalent) . . . . . . . . . . . . . . . . .                      $ 475.2   $ 430.5    10%
Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . . . .                         41.6      24.3    71
Non-interest income (excluding securities transactions). . . . . . . . . .                        196.6     162.8    21
Securities transactions. . . . . . . . . . . . . . . . . . . . . . . . . .                         19.0        --    --
Non-interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . .                        407.6     363.5    12
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        148.2     128.7    15
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Net income:
  Primary. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      $  1.52   $  1.27    20%
  Fully diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         1.49      1.23    21
Dividends declared . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          .47       .41    15
Book value(1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        34.71     32.29     7
Stock price:
  High . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        63.75     45.75    39
  Low. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        55.50     38.75    43
  Close  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        62.25     45.50    37
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
Return on assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         1.44%     1.26%   14%
Return on common equity  . . . . . . . . . . . . . . . . . . . . . . . . .                        18.16     16.51    10
Return on total equity . . . . . . . . . . . . . . . . . . . . . . . . . .                        17.89     15.97    12
Net yield on earning assets. . . . . . . . . . . . . . . . . . . . . . . .                         5.27      4.77    10
Overhead ratio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        60.67     61.28    (1)
Shareholders' equity to total assets(1). . . . . . . . . . . . . . . . . .                         8.09      8.03     1
Leverage ratio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         6.31      6.25     1
Total risk-based capital ratio . . . . . . . . . . . . . . . . . . . . . .                        11.62     11.39     2
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      $41,136   $40,858     1%
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       33,845    33,939    --
Loans, net of unearned income. . . . . . . . . . . . . . . . . . . . . . .                       30,347    28,899     5
Earning assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       36,161    36,286    --
Common equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        3,216     3,008     7
Total equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        3,313     3,223     3
Fully diluted shares (thousands) . . . . . . . . . . . . . . . . . . . . .                       99,498   104,571    (5)
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
PERIOD-END
Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      $41,519   $41,735    (1)%
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       33,930    34,337    (1)
Loans, net of unearned income. . . . . . . . . . . . . . . . . . . . . . .                       30,378    29,263     4
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        1,388       898    55
Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           91       215   (58)
Total equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        3,287     3,268     1
Common shares (thousands)  . . . . . . . . . . . . . . . . . . . . . . . .                       94,165    97,127    (3)
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------

(1) COMPUTED ON EQUITY BEFORE DEDUCTION OF THE EMPLOYEE STOCK OWNERSHIP PLAN OBLIGATION.


                                                                      3
                                                             -------------------
                                                             BARNETT BANKS, INC.

MANAGEMENT DISCUSSION


TABLE 1  SELECTED QUARTERLY DATA

                                                                       1996                    1995
                                                                      -----   ------------------------------------
Dollars in Millions Except Per Share Data--Taxable-Equivalent         FIRST   Fourth      Third    Second    First
- ------------------------------------------------------------------------------------------------------------------
Net interest income. . . . . . . . . . . . . . . . . . . . . .       $475.2   $459.2     $446.9    $435.6   $430.5
Provision for loan losses  . . . . . . . . . . . . . . . . . .         41.6     37.2       34.2      26.8     24.3
- ------------------------------------------------------------------------------------------------------------------
Net interest income after loan loss provision. . . . . . . . .        433.6    422.0      412.7     408.8    406.2
Non-interest income (excluding securities transactions). . . .        196.6    185.5      182.6     183.1    162.8
Securities transactions. . . . . . . . . . . . . . . . . . . .         19.0      4.9         .1        --       --
Non-interest expense . . . . . . . . . . . . . . . . . . . . .        407.6    393.9      379.3     381.9    363.5
- ------------------------------------------------------------------------------------------------------------------
Income before income taxes . . . . . . . . . . . . . . . . . .        241.6    218.5      216.1     210.0    205.5
Income tax provision . . . . . . . . . . . . . . . . . . . . .         88.6     75.0       75.4      69.4     66.5
Taxable-equivalent adjustment  . . . . . . . . . . . . . . . .          4.8      5.2        6.6       8.4     10.3
- ------------------------------------------------------------------------------------------------------------------
      Net income . . . . . . . . . . . . . . . . . . . . . . .       $148.2   $138.3     $134.1    $132.2   $128.7
- ------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------
Primary net income per common share. . . . . . . . . . . . . .        $1.52    $1.39      $1.34     $1.30    $1.27
Fully diluted net income per common share  . . . . . . . . . .         1.49     1.35       1.29      1.26     1.23
- ------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------

SUMMARY

  Barnett earned $148.2 million, or $1.49 per fully diluted share, in the first quarter of 1996, 15% above the same period last year and up from $138.3 million, or $1.35 per share, reported in the fourth quarter of 1995.

  Return on assets increased to 1.44% from 1.26% a year earlier and 1.34% in the fourth quarter of 1995. Return on average common shareholders' equity increased to 18.16% from 16.51% a year earlier and 16.76% in the fourth quarter of 1995.

  First quarter results included a $19.0 million gain on the company's equity holding in Bank South Corporation which was acquired by another institution. That gain contributed $.12 to quarterly earnings per share.

  Revenue, excluding securities transactions, increased for the eighth consecutive quarter, rising 13% over the first quarter of 1995 and 4% over the fourth quarter to $671.8 million. First quarter taxable-equivalent net interest income rose $44.7 million from the same period last year and $16.0 million from last quarter to $475.2 million, primarily because of an increase in the net yield on earning assets of 50 basis points from the first quarter of 1995 and 22 basis points from the fourth quarter.

  Non-interest income, excluding securities transactions, rose $33.8 million from the first quarter and $11.1 million from the fourth quarter to $196.6 million, primarily due to higher consumer finance, mortgage banking and brokerage income. Non-interest expense increased $44.1 million from last year's first quarter to $407.6 million, primarily reflecting acquisitions completed during the first quarter of 1995, and $13.7 million from the fourth quarter, due to strategic initiatives and increased salaries and benefits.

  The provision for loan losses was $41.6 million in the first quarter compared to $24.3 million last year and $37.2 million in the fourth quarter of 1995. Net charge-offs of $41.4 million in the first quarter were $17.0 million higher than the same period last year and $5.2 million higher than the fourth quarter. First quarter net charge-offs represented an annualized .55% of average loans, within the company's anticipated long-term operating range of 50 to 60 basis points. Non-performing assets of $245 million on March 31 represented .80% of gross loans plus real estate held for sale.

  In February, the company announced it will consolidate 26 of its 32 bank charters into a single national bank. This move will free local market managers from regulatory burdens in order to increase their focus on revenue generating opportunities. This consolidation is expected to be effective in the second quarter. The company does not expect to incur material costs to complete this consolidation.

  In March, the company announced that it had entered into a definitive agreement with Bank Boston Corporation and two equity investors to form a joint venture creating the seventh largest mortgage servicing company in the United States. The venture will receive Barnett's $33 billion servicing portfolio and Barnett will receive one-third ownership in the venture. The transaction is expected to close in the second quarter. The transaction is expected to benefit net earnings, reduce asset levels and improve overhead and capital ratios.

  Selected quarterly data is provided in TABLE 1.

EARNING ASSETS

  LOANS. Average loans rose 5%, or $1.4 billion, from a year earlier to $30.3 billion, but fell slightly from the fourth quarter. The increase in loans from the first quarter of 1995 reflects growth in commercial, installment and bank card balances. The decline from last quarter reflects management's decision to sell substantially all new residential mortgage production into the secondary market and to utilize this liquidity to fund growth in higher yielding loans.

  Residential loans fell slightly from last year and declined $451 million from the fourth quarter to $10.7 billion. On March 31, 74% of the residential loan portfolio consisted of adjustable-rate mortgages. Most of these mortgages reprice annually based on a spread over


        4
- -------------------
BARNETT BANKS, INC.

                                                           MANAGEMENT DISCUSSION


TABLE 2  INTEREST RATE SENSITIVITY ANALYSIS

                                                                                                      Non-Rate
                                                                                                     Sensitive
                                                                 0-30     31-90    91-180  181-365    and Over
March 31, 1996--Dollars in Millions                              Days      Days      Days     Days    One Year   Total
- ----------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural . . . . . . . . . .   $  3,508   $   138    $  105   $  174    $   895  $ 4,820
Real estate construction . . . . . . . . . . . . . . . . .        744         4         3       10         27      788
Commercial mortgages . . . . . . . . . . . . . . . . . . .      1,004       110       113      281        630    2,138
Residential mortgages. . . . . . . . . . . . . . . . . . .      1,574     1,689     2,018    2,929      2,327   10,537
Installment. . . . . . . . . . . . . . . . . . . . . . . .      2,342       705       950    1,603      4,001    9,601
Other loans  . . . . . . . . . . . . . . . . . . . . . . .      1,937                                     557    2,494
- ----------------------------------------------------------------------------------------------------------------------
     Total loans(1). . . . . . . . . . . . . . . . . . . .     11,109     2,646     3,189    4,997      8,437   30,378
Securities(1). . . . . . . . . . . . . . . . . . . . . . .        335       339       614    1,186      2,737    5,211
Federal funds sold and other earning assets  . . . . . . .        588                                              588
- ----------------------------------------------------------------------------------------------------------------------
     Total earning assets. . . . . . . . . . . . . . . . .   $ 12,032   $ 2,985    $3,803   $6,183    $11,174  $36,177
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------
NOW and money market accounts(1) . . . . . . . . . . . . .   $  7,472                                 $ 5,116  $12,588
Savings deposits(1). . . . . . . . . . . . . . . . . . . .      1,096                                   2,195    3,291
Time deposits  . . . . . . . . . . . . . . . . . . . . . .      1,812   $ 2,095    $2,560   $2,940      2,850   12,257
- ----------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits . . . . . . . . . . .     10,380     2,095     2,560    2,940     10,161   28,136
Short-term borrowings. . . . . . . . . . . . . . . . . . .      1,946                 100                        2,046
Long-term debt . . . . . . . . . . . . . . . . . . . . . .          4       618                           766    1,388
- ----------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities  . . . . . . . . .   $ 12,330   $ 2,713    $2,660   $2,940    $10,927  $31,570
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------
Gap before interest rate swaps . . . . . . . . . . . . . .   $   (298)  $   272    $1,143   $3,243    $   247
Interest rate swaps  . . . . . . . . . . . . . . . . . . .     (1,514)   (1,770)     (150)      30      3,404
- ----------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap adjusted for interest rate
  swaps  . . . . . . . . . . . . . . . . . . . . . . . . .     (1,812)   (1,498)      993    3,273      3,651
Cumulative adjusted interest rate sensitivity gap. . . . .     (1,812)   (3,310)   (2,317)     956
Cumulative adjusted gap as a percentage of earning assets:
     March 31, 1996. . . . . . . . . . . . . . . . . . . .      (5.01)%   (9.15)%   (6.40)%   2.64%
     March 31, 1995. . . . . . . . . . . . . . . . . . . .     (12.94)   (12.34)    (7.81)   10.86
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

(1) REFLECTS MANAGEMENT'S ADJUSTMENTS FOR THE COMPANY'S ESTIMATES OF THE EFFECTS OF EARLY PRINCIPAL REPAYMENTS ON RESIDENTIAL AND OTHER AMORTIZING LOANS AND SECURITIES AND THE ANTICIPATED REPRICING SENSITIVITY OF NON-MATURITY DEPOSIT PRODUCTS. HISTORICALLY, BALANCES ON NON-MATURITY DEPOSIT ACCOUNTS HAVE REMAINED RELATIVELY STABLE DESPITE CHANGES IN MARKET INTEREST RATES. MANAGEMENT HAS CLASSIFIED CERTAIN OF THESE ACCOUNTS AS NON-RATE SENSITIVE BASED ON MANAGEMENT'S HISTORICAL PRICING PRACTICES AND RUNOFF EXPERIENCE. TWO-THIRDS OF THE NOW AND SAVINGS ACCOUNT BALANCE AND APPROXIMATELY 20% OF THE MONEY MARKET ACCOUNT BALANCES, ARE CLASSIFIED AS NON-RATE SENSITIVE.

the one-year constant maturity Treasury index. This repricing is limited by annual and lifetime caps.

  Installment loans rose 12%, or $1.0 billion, from the same period last year, reflecting increases in auto, home equity and student loans. Installment loans grew $301 million from the fourth quarter to $9.3 billion. The company's market expansion in automobile lending and new leasing product contributed incremental growth, along with seasonal student loan funding. The volume of automobile loans, the most significant component of installment loans, is dependent upon new and used automobile sales, which can vary depending on economic conditions and other factors.

  Bank card outstandings of $1.8 billion were 28% higher than a year earlier. The growth from last year reflects expanded marketing of the credit card both within Florida and within neighboring markets. Bank card balances expanded at an annualized rate of 19%, or $79 million, during the quarter, though the balances at March 31 were down slightly from December 31 due to repayments of holiday borrowing. The rate of growth in the bank card portfolio may slow due to reduced solicitations.

  Commercial loans grew 9% from last year and at an annualized rate of 14% from the fourth quarter of 1995 to $4.8 billion. Commercial real estate loans decreased 10% from last year and $169 million from last quarter to $3.0 billion and represent 10% of the loan portfolio.

  INVESTMENT SECURITIES AND OTHER EARNING ASSETS. The company's $5.2 billion securities portfolio has an average life of 1.2 years and consists primarily of AAA or equivalent-rated securities. U.S. Treasury securities comprise 39% of the portfolio. Average securities fell $2.1 billion, or 29%, below the same period last year and $502 million from the fourth quarter. The decline in securities from last year reflects the deployment of liquidity from maturing securities into higher yielding loans. The decrease from last quarter reflects the temporary investment of the proceeds from maturing securities into federal funds sold. Federal funds sold and securities purchased under agreements to resell rose $521 million from a year earlier and $465 million from the fourth quarter.

  At March 31, the available-for-sale securities portfolio had a $16 million unrealized gain compared to a $1 million unrealized gain at March 31, 1995 and a $60 million unrealized gain at December


                                                                      5
                                                             -------------------
                                                             BARNETT BANKS, INC.

MANAGEMENT DISCUSSION


TABLE 3  DERIVATIVE FINANCIAL INSTRUMENTS

                                                                           Weighted Average Interest Rate
                                                                       ---------------------------------------    Average
                                           Notional     Replacement    Receive                  Pay              Maturity
March 31--Dollars in Millions                Amount           Value       Rate(1)  Index       Rate(1)   Index   In Years
- -------------------------------------------------------------------------------------------------------------------------
1996
Interest rate swaps:
  Basis swap . . . . . . . . . . . . . . . . $    50         $   .78      5.41%    LIBOR       5.39%       CMT       1.83
  Generic swaps:
   Receive fixed . . . . . . . . . . . . . .   3,550          (21.77)     5.42     FIXED       5.40      LIBOR       1.67
   Pay fixed . . . . . . . . . . . . . . . .     266            (.22)     5.39     LIBOR       6.38      FIXED       1.47
Interest rate floors . . . . . . . . . . . .     250            2.19      6.00(2)  LIBOR         --         --       1.75
- -------------------------------------------------------------------------------------------------------------------------
Total  . . . . . . . . . . . . . . . . . . .  $4,116         $(19.02)     5.45%                5.47%                 1.66
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------
1995
Interest rate swaps:
  Basis swap . . . . . . . . . . . . . . . .  $   50         $   .81      6.13%    LIBOR       6.14%       CMT       2.83
  Generic swaps:
   Receive fixed . . . . . . . . . . . . . .   1,040          (20.65)     4.38     Fixed       6.42      LIBOR        .90
   Pay fixed . . . . . . . . . . . . . . . .     167            1.62      6.24     LIBOR       6.71      Fixed       2.65
  Index-principal swaps. . . . . . . . . . .   1,010          (40.80)     4.64     Fixed       6.31      LIBOR       2.06
Interest rate floors . . . . . . . . . . . .   2,000           10.00      6.00(2)  LIBOR         --         --       2.76
- -------------------------------------------------------------------------------------------------------------------------
Total  . . . . . . . . . . . . . . . . . . .  $4,267         $(49.02)     5.29%                6.39%                 2.14
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------

(1) BASED UPON CONTRACTUAL RATES AT MARCH 31.
(2) THE COMPANY RECEIVES INTEREST EQUAL TO THE AMOUNT BY WHICH LIBOR IS LESS THAN 6.00%


31, 1995.

DEPOSITS AND OTHER FUNDING SOURCES

  DEPOSITS. Average deposits fell $94 million from a year ago, but rose $191 million during the quarter to $33.8 billion. Transaction, money market and savings account balances dropped $688 million from a year ago, while CD balances rose $594 million. CD balances increased $131 million and non-interest bearing demand deposits grew $63 million.

OTHER FUNDING SOURCES. Average federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings decreased 14%, or $325 million, from the same period last year and decreased $347 million during the quarter to $2.0 billion.

  The company utilizes a commercial paper facility to fund its mortgage banking and consumer finance loan origination activities. Borrowings under this facility, which were $907 million at March 31, are expected to decline once the mortgage servicing joint venture is consummated.

ASSET-LIABILITY MANAGEMENT

  Net interest income, which represented 71% of Barnett's first quarter revenues, excluding securities transactions, is affected by changes in interest rates as well as fluctuations in levels and duration of earning assets and interest-bearing liabilities. The impact of changes in interest rates on the company's net interest income represents Barnett's level of interest rate risk.

  Interest rate sensitivity is primarily a function of the repricing structure of the company's balance sheet. TABLE 2 on page 5 shows this structure as of March 31, with each maturity interval referring to the earliest repricing opportunity (i.e., the earlier of scheduled contractual maturity or next rate reset date) for each asset and liability category. The resultant gaps are a measure of the sensitivity of earnings to changes in interest rates.

  In order to more appropriately reflect the repricing structure of the company's balance sheet, management has made certain adjustments to the balances shown in the table. Based on historical and industry data, an estimate of the expected prepayments of amortizing loans and investment securities is reflected in the balances in the table. Changes in the economic and interest rate environments may impact these expected prepayments.

  Similarly, an adjustment to deposits is made to reflect the behavioral characteristics of certain core deposits without contractual maturity (i.e., interest-bearing checking, savings and money market deposit accounts). The footnote accompanying the table more fully explains the specific adjustments made to the analysis. This interest rate sensitivity analysis indicates that the company was moderately liability sensitive on March 31, with a cumulative six-month negative gap of 6.40%.


  In addition to gap analysis, management uses rate-shock simulation and duration of equity to measure the rate sensitivity of its balance sheet. Rate-shock simulation is a modeling technique used to estimate the impact of changes in rates on the company's net interest margin. Duration of equity measures the change in the market value of the company's equity resulting from a change in interest rates. It is designed to evaluate the economic impact of rate changes for periods that extend beyond the time horizons targeted by static gap and rate shock simulation analysis. These analyses, which analyze longer term


        6
- -------------------
BARNETT BANKS, INC.

                                                          MANAGEMENT DISCUSSION

TABLE 4   CHANGE IN NET INTEREST INCOME

                                                                                                 Change from
                                                                                                   Previous
                                                                                                  Year Due to:
For the Period Ended March 31, 1996--                                                          ------------------      Total
Taxable-Equivalent Dollars in Millions                                                         Volume     Rate(1)     Change
- ----------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 36.9   $ 26.3        $ 63.2
   Taxable securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (23.5)     7.1         (16.4)
   Tax-free securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (13.8)    (1.7)        (15.5)
   Federal funds sold and securities purchased under agreements to resell  . . . . . . .          7.5      (.5)          7.0
- ----------------------------------------------------------------------------------------------------------------------------
         Total interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7.1     31.2          38.3
- ----------------------------------------------------------------------------------------------------------------------------
Interest expense:
   NOW and money market accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3.7)   (15.4)        (19.1)
   Savings deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1.7)    (4.2)         (5.9)
   Certificates of deposit under $100,000. . . . . . . . . . . . . . . . . . . . . . . .          2.0      7.4           9.4
   Other time deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5.3      3.1           8.4
- ----------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits . . . . . . . . . . . . . . . . . . . . . . . .          1.9     (9.1)         (7.2)
   Federal funds purchased and securities sold under agreements to repurchase. . . . . .        (10.0)    (1.1)        (11.1)
   Other short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5.4       .1           5.5
   Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8.9     (2.5)          6.4
- ----------------------------------------------------------------------------------------------------------------------------
         Total interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6.2    (12.6)         (6.4)
- ----------------------------------------------------------------------------------------------------------------------------
         Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   .9   $ 43.8        $ 44.7
- ----------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------

(1) INCLUDES CHANGES IN INTEREST INCOME AND EXPENSE NOT DUE SOLELY TO VOLUME OR RATE CHANGES.


impacts of rate changes, indicate Barnett is relatively rate neutral. Based upon these analyses, management believes the company's asset-liability mix is sufficiently balanced within a broad range of interest rate scenarios to minimize the impact of significant rate movements. The company's rate shock simulation indicates that an instantaneous 1% change in interest rates would have less than a 2% impact on net interest income over a twelve-month period. This simulation is based on the company's business mix,as well as interest rate exposures at a point in time and includes a parallel shift of the yield curve. It also makes certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. Although a useful measure of the company's sensitivity to changing rates, this simulation is not a forecast of future results and is based on many assumptions, which if changed, could cause a different outcome from the simulation.

  The primary objective of Barnett's asset-liability management is to maximize net interest income while maintaining acceptable levels of interest-rate sensitivity. The Asset-Liability Management Committee sets specific rate-sensitivity limits for the company. The committee monitors and adjusts the company's exposure to changes in interest rates to achieve predetermined risk targets that it believes are consistent with current and expected market conditions. Management strives to minimize the negative impact on net interest income caused by changes in interest rates.

  Barnett controls its interest rate risk by managing the level and duration of certain balance sheet assets and liabilities. The company also uses off-balance-sheet instruments (derivatives) to manage its interest rate sensitivity position. Barnett ensures that both balance sheet and off-balance-sheet instruments used for asset-liability management purposes are consistent with safe and sound banking practices.

  The company's derivative portfolio used for asset-liability management purposes, summarized in TABLE 3, had a notional amount of $4.1 billion at March 31. This portfolio consisted of $3.9 billion of interest rate swaps and $250 million of interest rate floors. Most of the company's swaps involve receipt of fixed cash flows in exchange for variable (primarily LIBOR-based) cash flows. The swaps are linked to prime rate loans and create a net fixed cash flow. These swaps and floors were executed to reduce the company's exposure to flat or falling interest rates.

  During the first quarter, the company entered into $1.0 billion of non-amortizing fixed-term interest rate swaps and $250 million of interest rate swaps matured. The interest rate swap portfolio consists of fixed-term, non-amortizing interest rate swaps, $150 million of which mature in 1996 and $3.7 billion of which mature beginning January 1997 through March 1998.

  During 1995, the company terminated prior to maturity $1.75 billion of interest rate floors.

  The interest rate swap portfolio has performed as expected during the quarter. The replacement value related to the company's derivatives portfolio was a negative $19 million on March 31, 1996 compared to a negative $49 million on the same date last year and a positive $10 million on December 31, 1995.

  The decline in replacement value from the fourth quarter was due to increases in interest rates during the period. This decline was offset by increases in the economic value of loans indexed to the prime rate.

  The derivatives portfolio reduced net interest income in the first quarter of 1996 by $1.6 million, representing a 2 basis point reduction in the net yield on earning assets. The interest rate swap portfolio reduced first quarter 1995 net

                                                                      7
                                                             -------------------
                                                             BARNETT BANKS, INC.

MANAGEMENT DISCUSSION

TABLE 5  OTHER NON-INTEREST EXPENSE

                                                                              1996                   1995
                                                                             -----  -------------------------------------
Dollars in Thousands                                                         FIRST    Fourth    Third    Second     First
- -------------------------------------------------------------------------------------------------------------------------
Advertising and marketing. . . . . . . . . . . . . . . . . . . . . . .    $ 13,905  $ 11,959 $  8,407  $  7,737   $ 5,416
Amortization of intangibles. . . . . . . . . . . . . . . . . . . . . .      13,440    13,031   13,415    14,022    12,326
Communications . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,970    10,349   10,852    10,464     9,321
Expenses and provision on real estate held for sale. . . . . . . . . .       2,409     2,280    2,901     3,418     3,513
FDIC assessments . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,720     5,517      612    18,565    18,533
Franchise and credit card fees . . . . . . . . . . . . . . . . . . . .       4,531     5,235    5,184     5,613     4,398
Outside computer services. . . . . . . . . . . . . . . . . . . . . . .      12,962    11,490   11,081    10,214    10,404
Postage. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,920     6,553    6,878     6,584     6,311
Stationery and supplies. . . . . . . . . . . . . . . . . . . . . . . .       5,762     6,169    4,750     4,770     4,708
Insurance, taxes and other . . . . . . . . . . . . . . . . . . . . . .      51,975    51,871   54,852    43,334    45,724
- -------------------------------------------------------------------------------------------------------------------------
    Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $125,594  $124,454 $118,932  $124,721  $120,654
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------

interest income by $8.6 million, or 10 basis points, in the net yield.

  Barnett manages the credit exposure of its derivatives in a manner consistent with the granting of credit. Any exposure is generally measured by the market replacement value at any point in time. Barnett utilizes collateral exchange agreements with derivatives counterparties in order to control the level of credit exposure to these entities.

NET INTEREST INCOME

  Barnett's taxable-equivalent net interest income in the first quarter was $475.2 million, up $16.0 million from last quarter and $44.7 million from the first quarter of 1995. These increases primarily reflect a higher net yield on earning assets. TABLE 4 on page 7 shows the changes in net interest income by category due to shifts in volume and rate.

  The net yield on earning assets rose to 5.27% from 4.77% a year earlier and from 5.05% last quarter. The expansion of the net interest margin from last year was primarily caused by the increase in loans as a percentage of earning assets, continued upward repricing of adjustable-rate mortgages and a decrease in funding costs.

  Loans grew from 80% of earning assets in the first quarter of 1995 to 84% in the first quarter of 1996, while repricing of adjustable-rate mortgages fueled a 48 basis point increase in the residential loan yield. Despite a change in deposit mix reflecting consumer preference for higher yielding time deposits, the rate paid on interest bearing liabilities fell 9 basis points from last year due to lower rates paid on transaction accounts.

  The higher net yield on earning assets compared to last quarter was driven by lower funding costs, continued upward repricing of adjustable-rate mortgages and the securities portfolio and a favorable change in loan mix.

  The rate paid on NOW and money market accounts fell 20 basis points while the rate on savings deposits fell 24 basis points from last quarter. As of March 31, 1996, NOW, money market and savings accounts represented 47% of total deposits.

  Primarily reflecting upward repricing, the yield on the residential portfolio climbed 9 basis points from the fourth quarter. The reinvestment of proceeds from maturing investment securities at higher rates contributed to a 15 basis point increase in the yield on the securities portfolio. As discussed in the EARNING ASSETS section, proceeds from amortizing residential mortgages were reinvested in higher yielding loan categories.

NON-INTEREST INCOME

  Non-interest income, excluding securities transactions, rose 21% to $196.6 million from $162.8 million a year ago and was up 6% from $185.5 million last quarter, largely as the result of growth in consumer finance, mortgage banking and brokerage income.

  Consumer finance income of $31.4 million represents revenue generated through the company's quarterly securitization program and related loan servicing. Consumer finance income rose 79%, or $13.9 million, from the same period a year ago and 31%, or $7.4 million, from the fourth quarter of 1995. These increases reflect increased securitization volumes and the first quarter adoption of Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights," which increased consumer finance income by $2.6 million.

  Mortgage banking income rose $12.4 million over the same period last year and $8.7 million from the fourth quarter to $21.4 million. The increase over last year was primarily due to increased loan origination fees and the adoption of SFAS No. 122. Mortgage loan originations were $1.5 billion during the first quarter, 89% higher than the same period last year, but 9% lower than the fourth quarter. The adoption of SFAS No. 122 resulted in an additional $11.1 million in first quarter mortgage banking revenue. The company had a $3.7 million gain on the sale of mortgage servicing rights in the fourth quarter. See the IMPACT OF ACCOUNTING STANDARDS section for more information.

  Brokerage income rose to $11.2 million from $6.6 million a year ago and $9.9 million last quarter. These increases primarily reflect significant improvement in mutual fund sales.

  Credit card fees fell $2.6 million from

        8
- -------------------
BARNETT BANKS, INC.

                                                           MANAGEMENT DISCUSSION

TABLE 6  NON-PERFORMING ASSETS


                                                  1996                       1995
                                           ---------------------       ---------------------
                                                      PERCENTAGE                  Percentage
                                                        OF TOTAL                    of Total
March 31--Dollars in Thousands             AMOUNT    OUTSTANDING(1)    Amount    Outstanding(1)
- --------------------------------------------------------------------------------------------
Non-accruing loans:
   Less than 90 days past due . . . . .  $ 25,375            .08%    $ 80,887            .27%
   90 days past due . . . . . . . . . .   151,204            .50      132,367            .45
- --------------------------------------------------------------------------------------------
       Total non-accruing loans . . . .   176,579            .58      213,254            .72
Reduced-rate loans  . . . . . . . . . .     4,803            .01        8,689            .03
- --------------------------------------------------------------------------------------------
       Total non-performing loans . . .   181,382            .59      221,943            .75
Real estate held for sale . . . . . . .    63,256            .21       75,280            .26
- --------------------------------------------------------------------------------------------
       Total non-performing assets. . .  $244,638            .80%    $297,223           1.01%
- --------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------
Non-performing loans by category:
   Commercial, financial and
     agricultural . . . . . . . . . . .  $ 38,713            .13%    $ 45,852            .15%
   Real estate construction . . . . . .    12,663            .04       20,943            .07
   Commercial mortgages . . . . . . . .    40,895            .13      100,402            .34
   Residential mortgages  . . . . . . .    89,111            .29       54,746            .19
- --------------------------------------------------------------------------------------------
       Total  . . . . . . . . . . . . .  $181,382            .59%    $221,943            .75%
- --------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------
90 days past due accruals . . . . . . .   $60,981            .20%    $ 36,217            .12%
- --------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------

(1) BEFORE DEDUCTION FOR UNEARNED INCOME.


last year's first quarter and $5.5 million from last quarter as the company entered into a joint venture to perform bank card merchant processing. As a result of this new structure, the company now records its share of net income from the venture under the equity method of accounting rather than gross revenues and expenses of this business.

  The company recognized a $19.0 million gain on its equity ownership in Bank South Corporation, which was acquired by another institution during the first quarter.

NON-INTEREST EXPENSE

  Non-interest expense rose 12%, or $44.1 million, from a year ago, primarily reflecting the full quarter impact of acquisitions and strategic initiatives. Non-interest expense increased $13.7 million from last quarter primarily due to increased salaries and employee benefits. The overhead ratio was 60.7% in the first quarter, below last year's 61.3% and the prior quarter's 61.1%.

  Salaries and benefits increased 19%, or $34.3 million, from the same period last year primarily due to full-quarter impact of the additonal employees from acquisitions, annual salary increases and higher production and stock price-related incentives. The $11.5 million increase from last quarter primarily represents payroll taxes and benefits expense. Full-time equivalent employees were 20,426 at March 31, compared to 20,175 at December 31, 1995 and 20,183 a year ago.

  Including the impact of acquisitions and the expense associated with the expansion of the EquiCredit franchise, net occupancy and furniture and equipment expenses rose 7%, or $4.8 million, from the first quarter of 1995 and $1.0 million from the fourth quarter of 1995.

  Other expense increased 4%, or $4.9 million, from last year's level, as increased marketing and technology expenses for strategic initiatives and expenses primarily related to acquisitions more than offset the $15.8 million reduction in FDIC premiums. Other expense for the past five quarters are shown in TABLE 5.

ASSET QUALITY

  RISK ELEMENTS. As shown in Table 6, non-performing assets were $245 million on March 31, representing .80% of gross loans plus real estate held for sale. By comparison, non-performing assets stood at $297 million, or 1.01% of outstandings, on the same date last year, and $238 million, or .78% of outstandings, on December 31, 1995. The decrease from last year's first quarter is attributable to the success of Barnett's centralized workout unit in resolving and selling problem assets, the improved economy, the improved market for commercial real estate and a slowdown in the inflow of new problem loans. In addition, consumer loans have grown to 74% of total loans and, except for residential


                                                                      9
                                                             -------------------
                                                             BARNETT BANKS, INC.

MANAGEMENT DISCUSSION

real estate, tend to be charged off rather than placed on non-accrual status.

  Borrower experience and financial capacity are critical factors in underwriting and approving all loan requests. Barnett's commercial real estate loan policies generally require a maximum loan-to-value ratio of 75%.

  Barnett has reduced its exposure to commercial real estate from a high of 28% of loans in 1988 to 10% on March 31 and anticipates maintaining this portfolio at or below 15% of loans. The commercial loan portfolio, representing 16% of total loans, is not concentrated in any single industry, but reflects the broad-based economies in Florida and southern Georgia.

  Barnett's residential loans generally are secured by 1-4 family homes, conform to federal agency underwriting standards and have a maximum loan-to-value ratio of 80% unless they are protected by mortgage insurance.

  Installment loans were 30 days or more past due were .96% compared to .74% a year earlier and 1.20% at December 31, 1995. Barnett's installment loan portfolio consists primarily of loans secured by new and used automobiles (61%), home equity loans (19%), government-guaranteed student loans (13%) and other secured loans (4%). Excluding government guaranteed student loans, less than 3% of installment loans are unsecured.

  Bank card outstandings 30 days or more past due rose to 3.58% from 2.74% last year and 3.31% at the end of 1995.

  NET CHARGE-OFFS. As shown in TABLE 7, net charge-offs were $41.4 million, up from $24.4 million a year earlier and $36.2 million in the fourth quarter. The increases from last year and the fourth quarter were primarily as a result of increased bank card charge-offs. Bank card net charge-offs rose $14.1 million over the same period last year and $5.4 million over last quarter, reflecting an increased rate of personal bankruptcies. Net charge-offs in the first quarter represented an annualized .55% of average outstandings, compared to
 .48% in the fourth quarter and .34% for the same period last year. Net charge-offs remain within the company's expected long-term operating range of 50 to 60 basis points.

  PROVISION/ALLOWANCE FOR LOAN LOSSES. Barnett's provision expense in the first quarter was $41.6 million, compared to $24.3 million in last year's first quarter and $37.2 million in the fourth quarter.

  On March 31, the allowance for loan losses stood at $506 million, or 1.67% of outstandings, $4 million higher than a year ago and up slightly from December 31, 1995. Management considers the allowance appropriate and adequate to cover potential losses inherent in the loan portfolio based on the current economic environment.

  The ratio of the allowance for loan losses to non-performing loans remained strong as of quarter-end at 279%, compared to 227% a year earlier and 297% last quarter.

TAXES

  Barnett's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying this rate to taxable income. The company's estimated effective taxable equivalent tax rate for 1996 is 39% compared to 37% last year.

LIQUIDITY

  For banks, liquidity represents the ability to meet both loan commitments and deposit withdrawals. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs, including variations in the markets served, its asset-liability mix, its reputation and credit standing in the market and general economic conditions.

TABLE 7  LOAN QUALITY INFORMATION

                                                                       1996                       1995
                                                                      -----  --------------------------------------------
Dollars in Thousands                                                  FIRST     Fourth       Third     Second       First
- -------------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries):
  Commercial, financial and agricultural . . . . . . . . . . . .   $    (334)  $ (1,484)  $  2,049   $  (1,863)  $ (2,781)
  Real estate construction . . . . . . . . . . . . . . . . . . .        (175)        (1)       428         147        190
  Commercial mortgages . . . . . . . . . . . . . . . . . . . . .      (1,850)    (2,828)       515       2,392        499
  Residential mortgages. . . . . . . . . . . . . . . . . . . . .         508      1,140        543         261        739
  Installment. . . . . . . . . . . . . . . . . . . . . . . . . .      15,428     17,212     12,318      12,229     12,381
  Bank card. . . . . . . . . . . . . . . . . . . . . . . . . . .      26,797     21,443     17,384      13,510     12,683
  Credit lines . . . . . . . . . . . . . . . . . . . . . . . . .       1,031        718        810         629        727
- -------------------------------------------------------------------------------------------------------------------------
        Total net charge-offs  . . . . . . . . . . . . . . . . .   $  41,405  $  36,200   $ 34,047   $  27,305   $ 24,438
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------
Gross charge-offs. . . . . . . . . . . . . . . . . . . . . . . .   $  51,500  $  50,163   $ 44,062   $  42,529   $ 36,125
Allowance for loan losses. . . . . . . . . . . . . . . . . . . .     506,315    505,148    503,032     502,521    502,800
Non-performing loans . . . . . . . . . . . . . . . . . . . . . .     181,382    170,268    207,902     208,142    221,943
Non-performing assets. . . . . . . . . . . . . . . . . . . . . .     244,638    237,898    282,194     280,869    297,223
Non-performing asset ratio . . . . . . . . . . . . . . . . . . .         .80%       .78%       .92%        .93%      1.01%
Net charge-offs to average loans (annualized). . . . . . . . . .         .55        .48        .45         .37        .34
Allowance to non-performing loans. . . . . . . . . . . . . . . .         279        297        242         241        227
Allowance to period-end loans  . . . . . . . . . . . . . . . . .        1.67       1.66       1.65        1.68       1.72
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------

        10
- -------------------
BARNETT BANKS, INC.

TABLE 8  CAPITAL RATIOS


March 31--Dollars in Millions                                 1996         1995
- -------------------------------------------------------------------------------
Tier I capital . . . . . . . . . . . . . . . . . . . . .  $  2,551     $  2,506
Total risk-based capital . . . . . . . . . . . . . . . .     3,538        3,283
Total risk-adjusted assets . . . . . . . . . . . . . . .    30,444       28,836
- -------------------------------------------------------------------------------
Tier I capital ratio . . . . . . . . . . . . . . . . . .      8.38%        8.69%
Total risk-based capital ratio . . . . . . . . . . . . .     11.62        11.39
Tier I leverage ratio  . . . . . . . . . . . . . . . . .      6.31         6.25
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


  In addition to its traditional in-market deposit sources, Barnett has many other sources of liquidity, including proceeds from maturing securities and loans, the sale of securities, asset securitization and other non-relationship funding sources, such as senior or subordinated debt, bank notes, commercial paper and wholesale purchased funds.

  The high proportion of residential and installment loans on Barnett's balance sheet provides it with an exceptional amount of contingent liquidity through the conventional securitization programs that exist today. Management believes that the level of liquidity is sufficient to meet current and future funding requirements.

  The company's commercial paper program provides the primary funding for its mortgage banking and consumer finance operations. On March 31, the company had $907 million of commercial paper outstanding. This facility is supported by $760 million in back-up lines of credit, none of which had been drawn against. Commercial paper balances will decline upon consummation of the mortgage joint venture in the second quarter.

  During the quarter, the company issued $50 million in variable-rate medium-term notes with a maturity of two years and $200 million of variable-rate senior debt due in 1998. As of March 31, the company had $1.4 billion in debt available under existing shelf registrations with the Securities and Exchange Commission.

CAPITAL

  On March 31, shareholders' equity totaled $3.3 billion, up $20 million from a year earlier and $15 million from last quarter, reflecting the continued use of internally generated capital to fund the company's common stock repurchase program. The company repurchased 1.4 million shares during the quarter. Fully diluted average shares outstanding fell to 99.5 million from 104.6 million a year ago and 101.9 million last quarter.

  On April 15, management redeemed the Series A $4.50 Cumulative Convertible preferred stock, which converted into 3.4 million common shares. The company had previously repurchased an equivalent amount of common shares in anticipation of this conversion and to provide shares for benefit plans and stock purchase plans.

  Shareholders' equity, before deducting the Employee Stock Ownership Plan obligation, was 8.09% of assets at the end of the first quarter, compared to 8.03% a year earlier and 8.05% on December 31.

  Barnett declared a dividend of $.47 for the first quarter, representing a common dividend payout ratio of 34%, excluding securities gains.

  The company is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance-sheet financial instruments. Capital guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8%, with at least half of total capital in the form of Tier I capital.

  As TABLE 8 shows, Barnett exceeded these capital guidelines on March 31, with a Tier I capital ratio of 8.38% and a total risk-based capital ratio of 11.62%.

  In addition, a leverage ratio is used in connection with the risk-based capital standards and is defined as Tier I capital divided by average assets for the most recent quarter. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans. On March 31, 1996, Barnett's leverage ratio was 6.31%.

IMPACT OF ACCOUNTING STANDARDS

  Effective January 1, 1996, Barnett adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this standard had no impact on the financial condition or results of operations of the company.

  Effective January 1, 1996, Barnett adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." The statement requires that an enterprise recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. The adoption of this standard increased mortgage banking income by $11.1 million and consumer finance income by $2.6 million during the first quarter of 1996. See the NON-INTEREST INCOME section on page 8. After the mortgage company joint venture is consummated, the $218 million of capitalized mortgage servicing rights related to the mortgage banking operation will be eliminated from Barnett's balance sheet.

                                                                      11
                                                             -------------------
                                                             BARNETT BANKS, INC.

QUARTERLY AVERAGE BALANCES, YIELDS AND RATES
CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES


                                                                                                                1996
                                                                                                      ---------------------------
                                                                                                                FIRST
                                                                                                      ---------------------------
                                                                                                                          AVERAGE
                                                                                                      AVERAGE               YIELD
Dollars in Millions--Taxable-Equivalent                                                               BALANCE   INTEREST  OR RATE
- ---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans(1):
  Commercial, financial and agricultural . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,821  $  99.5      8.30%
  Real estate construction . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       826     20.9     10.15
  Commercial mortgages . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,155     47.8      8.92
  Residential mortgages. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,729    211.4      7.88
  Installment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,301    206.0      8.91
  Bank card. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,756     68.0     15.56
  Credit lines . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       759     19.0     10.08
- ---------------------------------------------------------------------------------------------------------------------------------
         Total loans, net of unearned income . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30,347    671.2      8.88
- ---------------------------------------------------------------------------------------------------------------------------------
Securities(2):
  Taxable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,992     75.8      6.09
  Tax-free . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       209      5.8     11.18
- ---------------------------------------------------------------------------------------------------------------------------------
         Total securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,201     81.6      6.29
- ---------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and securities purchased under agreements to resell . . . . . . . . . . . . . . .       613      8.3      5.44
- ---------------------------------------------------------------------------------------------------------------------------------
         Total earning assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    36,161   $761.1      8.45%
- ---------------------------------------------------------------------------------------------------------------------------------
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,980
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,501
Allowance for loan losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (506)
- ---------------------------------------------------------------------------------------------------------------------------------
         Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $41,136
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY
NOW and money market accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $12,599   $ 61.9      1.97%
Savings deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,310     14.4      1.75
Certificates of deposit under $100,000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,867    125.7      5.12
Other time deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,408     33.0      5.52
- ---------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28,184    235.0      3.35
Federal funds purchased and securities sold under agreements to repurchase . . . . . . . . . . . . .     1,046     13.3      5.14
Other short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       942     14.1      6.00
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,242     23.5      7.56
- ---------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31,414   $285.9      3.66%
Demand deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,661
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       748
Preferred equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        97
Common equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,216
- ---------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $41,136
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------
SPREAD AND NET YIELD
Interest rate spread . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         4.79%
Cost of funds supporting earning assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         3.18
Net yield on earning assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $475.2      5.27
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------

(1) INCOME ON NON-ACCRUING LOANS IS RECOGNIZED ON A CASH BASIS. INTEREST INCOME ON INDIVIDUAL LOAN CATEGORIES IS AT CONTRACTUAL RATES, WHILE TOTAL LOAN INTEREST INCOME IS NET OF REVERSALS OF INTEREST ON NON-ACCRUING LOANS.

(2) AVERAGE YIELDS ON INVESTMENT SECURITIES AVAILABLE FOR SALE HAVE BEEN CALCULATED ON AMORTIZED COST.


        12
- -------------------
BARNETT BANKS, INC.

                                                                                                       1995
                                                                       ---------------------------------------------------------
                                                                                 Fourth                         Third
                                                                       --------------------------    --------------------------
                                                                                          Average                       Average
                                                                       Average              Yield    Average              Yield
Dollars in Millions--Taxable-Equivalent                                Balance  Interest  or Rate    Balance  Interest  or Rate
- --------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans(1):
  Commercial, financial and agricultural . . . . . . . . . . . . . .   $ 4,661   $  99.3     8.46%  $  4,556   $  97.2     8.47%
  Real estate construction . . . . . . . . . . . . . . . . . . . . .       904      23.9    10.51        946      25.0    10.48
  Commercial mortgages . . . . . . . . . . . . . . . . . . . . . . .     2,246      50.0     8.81      2,304      50.7     8.73
  Residential mortgages. . . . . . . . . . . . . . . . . . . . . . .    11,180     217.7     7.79     11,417     219.4     7.69
  Installment. . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,000     202.4     8.92      8,667     195.5     8.95
  Bank card. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,677      63.6    15.05      1,566      62.0    15.69
  Credit lines . . . . . . . . . . . . . . . . . . . . . . . . . . .       746      18.9    10.06        735      19.5    10.50
- --------------------------------------------------------------------------------------------------------------------------------
         Total loans, net of unearned income . . . . . . . . . . . .    30,414     674.5     8.82     30,191     665.8     8.77
- --------------------------------------------------------------------------------------------------------------------------------
Securities(2):
  Taxable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,471      81.4     5.93      5,771      81.0     5.59
  Tax-free . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       232       6.4    11.10        356      10.5    11.82
- --------------------------------------------------------------------------------------------------------------------------------
         Total securities  . . . . . . . . . . . . . . . . . . . . .     5,703      87.8     6.14      6,127      91.5     5.95
- --------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and securities purchased under
    agreements to resell . . . . . . . . . . . . . . . . . . . . . .       148       2.1     5.78         46        .7     5.84
- --------------------------------------------------------------------------------------------------------------------------------
         Total earning assets  . . . . . . . . . . . . . . . . . . .    36,265    $764.4     8.39%    36,364    $758.0     8.29%
- --------------------------------------------------------------------------------------------------------------------------------
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,033                         1,943
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,396                         3,332
Allowance for loan losses  . . . . . . . . . . . . . . . . . . . . .      (504)                         (503)
- --------------------------------------------------------------------------------------------------------------------------------
         Total assets  . . . . . . . . . . . . . . . . . . . . . . .   $41,190                       $41,136
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY
NOW and money market accounts. . . . . . . . . . . . . . . . . . . .   $12,598   $  69.0     2.17%   $12,576    $ 69.6     2.19%
Savings deposits . . . . . . . . . . . . . . . . . . . . . . . . . .     3,314      16.7     1.99      3,362      16.9     2.00
Certificates of deposit under $100,000 . . . . . . . . . . . . . . .     9,863     130.5     5.25      9,990     133.1     5.29
Other time deposits  . . . . . . . . . . . . . . . . . . . . . . . .     2,281      32.3     5.61      2,209      31.2     5.61
- --------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits . . . . . . . . . . . . . .    28,056     248.5     3.51     28,137     250.8     3.54
Federal funds purchased and securities sold
  under agreements to repurchase . . . . . . . . . . . . . . . . . .     1,228      17.2     5.55      1,491      21.2     5.65
Other short-term borrowings. . . . . . . . . . . . . . . . . . . . .     1,107      17.0     6.11      1,159      18.2     6.24
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,131      22.5     7.98      1,028      20.9     8.11
- --------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing liabilities. . . . . . . . . . . . .    31,522    $305.2     3.84%    31,815    $311.1     3.88%
Demand deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .     5,598                         5,340
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .       717                           634
Preferred equity . . . . . . . . . . . . . . . . . . . . . . . . . .       104                           214
Common equity  . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,249                         3,133
- --------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and equity  . . . . . . . . . . . . . . .   $41,190                       $41,136
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------
SPREAD AND NET YIELD
Interest rate spread . . . . . . . . . . . . . . . . . . . . . . . .                         4.55%                         4.41%
Cost of funds supporting earning assets. . . . . . . . . . . . . . .                         3.34                          3.39
Net yield on earning assets  . . . . . . . . . . . . . . . . . . . .              $459.2     5.05               $446.9     4.90
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------


                                                                                                             1995
                                                                     -----------------------------------------------------------
                                                                                Second                            First
                                                                     ----------------------------     --------------------------
                                                                                          Average                        Average
                                                                     Average                Yield     Average              Yield
Dollars in Millions--Taxable-Equivalent                              Balance    Interest  or Rate     Balance   Interest or Rate
- --------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans(1):
  Commercial, financial and agricultural . . . . . . . . . . . . . .    4,555     $  95.8     8.43%   $  4,442    $  91.9    8.39%
  Real estate construction . . . . . . . . . . . . . . . . . . . . .      948        25.3    10.69         925       24.2   10.62
  Commercial mortgages . . . . . . . . . . . . . . . . . . . . . . .    2,345        51.0     8.72       2,383       50.5    8.60
  Residential mortgages. . . . . . . . . . . . . . . . . . . . . . .   11,110       210.2     7.57      10,755      198.9    7.40
  Installment. . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,435       185.9     8.84       8,301      176.6    8.63
  Bank card. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,439        59.1    16.47       1,375       53.0   15.64
  Credit lines . . . . . . . . . . . . . . . . . . . . . . . . . . .      730        19.2    10.55         718       16.9    9.53
- ---------------------------------------------------------------------------------------------------------------------------------
         Total loans, net of unearned income . . . . . . . . . . . .   29,562       643.7     8.73      28,899      608.0    8.49
- ---------------------------------------------------------------------------------------------------------------------------------
Securities(2):
  Taxable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,194        86.3     5.58       6,702       92.2    5.57
  Tax-free . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      514        15.5    12.02         593       21.3   14.34
- ---------------------------------------------------------------------------------------------------------------------------------
         Total securities  . . . . . . . . . . . . . . . . . . . . .    6,708       101.8     6.07       7,295      113.5    6.29
- ---------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and securities purchased under
    agreements to resell . . . . . . . . . . . . . . . . . . . . . .       47          .7     6.14          92        1.3    5.92
- ---------------------------------------------------------------------------------------------------------------------------------
         Total earning assets  . . . . . . . . . . . . . . . . . . .   36,317      $746.2     8.23%     36,286     $722.8    8.04%
- ---------------------------------------------------------------------------------------------------------------------------------
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,012                            2,064
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,401                            3,007
Allowance for loan losses  . . . . . . . . . . . . . . . . . . . . .     (498)                            (499)
- ---------------------------------------------------------------------------------------------------------------------------------
         Total assets  . . . . . . . . . . . . . . . . . . . . . . .  $41,232                          $40,858
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY
NOW and money market accounts. . . . . . . . . . . . . . . . . . . .  $12,665     $ 73.5     2.33%    $13,198     $  81.0   2.49%
Savings deposits . . . . . . . . . . . . . . . . . . . . . . . . . .    3,451       17.2     2.00       3,619        20.3   2.27
Certificates of deposit under $100,000 . . . . . . . . . . . . . . .   10,071      131.5     5.24       9,698       116.3   4.86
Other time deposits  . . . . . . . . . . . . . . . . . . . . . . . .    2,133       29.4     5.52       1,983        24.6   5.02
- --------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits . . . . . . . . . . . . . .   28,320      251.6     3.56      28,498       242.2   3.45
Federal funds purchased and securities sold under
    agreements to repurchase . . . . . . . . . . . . . . . . . . . .    1,892       27.9     5.91       1,734        24.4   5.71
Other short-term borrowings. . . . . . . . . . . . . . . . . . . . .      838       13.3     6.37         579         8.6   6.02
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .      842       17.8     8.48         815        17.1   8.40
- --------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing liabilities. . . . . . . . . . . . .   31,892     $310.6     3.91%     31,626      $292.3   3.75%
Demand deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .    5,382                           5,441
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .      618                             568
Preferred equity . . . . . . . . . . . . . . . . . . . . . . . . . .      215                             215
Common equity  . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,125                           3,008
- --------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and equity  . . . . . . . . . . . . . . .  $41,232                         $40,858
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------
SPREAD AND NET YIELD
Interest rate spread . . . . . . . . . . . . . . . . . . . . . . . .                         4.32%                          4.29%
Cost of funds supporting earning assets. . . . . . . . . . . . . . .                         3.43                           3.27
Net yield on earning assets  . . . . . . . . . . . . . . . . . . . .               $435.6    4.80                  $430.5   4.77
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------


                                                                      13
                                                             -------------------
                                                             BARNETT BANKS, INC.

STATEMENTS OF FINANCIAL CONDITION
CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES


                                                                                          March 31         December 31
                                                                                     ------------------   ------------
Dollars in Thousands (Unaudited)                                                     1996           1995          1995
- ----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks. . . . . . . . . . . . . . . . . . . . . . . . . . . $  2,197,380   $  2,604,363  $  2,658,661
Federal funds sold and securities purchased under agreements to resell . . .      588,318         99,750       110,484
Investment securities available for sale . . . . . . . . . . . . . . . . . .    5,017,973      2,501,869     5,133,041
Investment securities held to maturity (fair value $205,847;
   $4,418,050 and $216,066). . . . . . . . . . . . . . . . . . . . . . . . .      192,498      4,445,366       200,960
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   30,405,326     29,321,614    30,514,418
Less:  Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . .     (506,315)      (502,800)     (505,148)
       Unearned income . . . . . . . . . . . . . . . . . . . . . . . . . . .      (27,355)       (58,511)      (28,419)
- ----------------------------------------------------------------------------------------------------------------------
       Net loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29,871,656     28,760,303    29,980,851
Premises and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,084,667      1,022,592     1,078,057
Intangible assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      753,416        774,600       758,297
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,813,133      1,526,372     1,633,194
- ----------------------------------------------------------------------------------------------------------------------
       Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $41,519,041    $41,735,215   $41,553,545
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------
LIABILITIES
Demand deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 5,794,210    $ 5,599,784   $ 5,938,694
NOW and money market accounts. . . . . . . . . . . . . . . . . . . . . . . .   12,588,266     13,040,281    12,816,304
Savings deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,291,344      3,540,981     3,292,157
Certificates of deposit under $100,000 . . . . . . . . . . . . . . . . . . .    9,796,571     10,075,511     9,853,010
Other time deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,459,986      2,080,864     2,333,403
- ----------------------------------------------------------------------------------------------------------------------
       Total deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .   33,930,377     34,337,421    34,233,568
Short-term borrowings:
  Federal funds purchased and securities sold under agreements
   to repurchase . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      974,757      1,823,018       899,667
  Commercial paper . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      907,306         11,220       669,766
  Other short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . .      163,848        705,509       509,516
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      867,391        692,105       778,028
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,387,988        898,381     1,190,814
- ----------------------------------------------------------------------------------------------------------------------
      Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .   38,231,667     38,467,654    38,281,359
- ----------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock, $.10 par value, 20,000,000 shares authorized;
  issued 1,817,530, 4,312,289 and 1,960,371. . . . . . . . . . . . . . . . .       90,622        215,307        97,753
Common stock, $2 par value, 200,000,000 shares authorized;
  issued 94,164,537, 97,127,142 and 94,865,368 shares. . . . . . . . . . . .      188,329        194,254       189,731
Contributed capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      521,965        758,206       575,464
Net unrealized gain on investment securities available for sale. . . . . . .       10,493            716        38,242
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,547,350      2,183,318     2,445,810
Less:  Employee stock ownership plan obligation,
  collateralized by 2,210,875; 2,609,003 and 2,317,067 shares  . . . . . . .      (71,385)       (84,240)      (74,814)
- ----------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . .    3,287,374      3,267,561     3,272,186
- ----------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity . . . . . . . . . . . . . . . . .  $41,519,041    $41,735,215   $41,553,545
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


        14
- -------------------
BARNETT BANKS, INC.

STATEMENTS OF INCOME
CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES


                                                                                                       Three Months
                                                                                                   -------------------
For the Periods Ended March 31--Dollars in Thousands (Unaudited)                                   1996           1995
- ----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $668,557       $605,166
Investment securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         79,431        105,422
Federal funds sold and securities purchased under agreements to resell . . . . . . . . .          8,290          1,935
- ----------------------------------------------------------------------------------------------------------------------
      Total interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        756,278        712,523
- ----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        234,950        242,222
Federal funds purchased and securities sold under agreements to repurchase . . . . . . .         13,357         24,422
Other short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,076          8,585
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         23,471         17,110
- ----------------------------------------------------------------------------------------------------------------------
      Total interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        285,854        292,339
- ----------------------------------------------------------------------------------------------------------------------
      Net interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        470,424        420,184
Provision for loan losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         41,598         24,277
- ----------------------------------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses. . . . . . . . . . . . . . . .        428,826        395,907
- ----------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service charges on deposit accounts. . . . . . . . . . . . . . . . . . . . . . . . . . .         57,910         55,436
Consumer finance income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         31,447         17,559
Trust income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,190         19,357
Credit card discounts and fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,535         14,155
Mortgage banking income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,363          8,994
Brokerage income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,219          6,637
Other service charges and fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         29,773         27,644
Securities transactions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,962             17
Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,160         13,027
- ----------------------------------------------------------------------------------------------------------------------
      Total non-interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        215,559        162,826
- ----------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and employee benefits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        211,250        176,935
Net occupancy expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         33,420         30,626
Furniture and equipment expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         37,329         35,319
Other expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        125,594        120,654
- ----------------------------------------------------------------------------------------------------------------------
      Total non-interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .        407,593        363,534
- ----------------------------------------------------------------------------------------------------------------------
      Net non-interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        192,034        200,708
- ----------------------------------------------------------------------------------------------------------------------
EARNINGS
Income before income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        236,792        195,199
Income tax provision . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         88,593         66,500
- ----------------------------------------------------------------------------------------------------------------------
      Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $148,199       $128,699
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE
Primary:       Earnings per share. . . . . . . . . . . . . . . . . . . . . . . . . . . .          $1.52          $1.27
               Average number of shares. . . . . . . . . . . . . . . . . . . . . . . . .     95,810,801     97,693,415
               Dividends on preferred stock. . . . . . . . . . . . . . . . . . . . . . .         $2,167         $4,550
Fully Diluted: Earnings per share. . . . . . . . . . . . . . . . . . . . . . . . . . . .          $1.49          $1.23
               Average number of shares. . . . . . . . . . . . . . . . . . . . . . . . .     99,498,351    104,571,029
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                                      15
                                                             -------------------
                                                             BARNETT BANKS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES

                                                                   Contri-          Net
                                             Preferred    Common     buted   Unrealized      Retained           ESOP
Dollars in Thousands (Unaudited)                 Stock     Stock   Capital   Gain (Loss)     Earnings     Obligation         Total
- ----------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Balance at January 1, 1995 . . . . . . . . .  $215,307  $193,466  $741,654     $(26,998)   $2,098,977       $(88,223)   $3,134,183
Net income . . . . . . . . . . . . . . . . .                                                  128,699                      128,699
Change in net unrealized gain (loss) on
  investment securities available for sale .                                     27,714                                     27,714
Cash dividends declared:
  Common ($.41 per share). . . . . . . . . .                                                  (39,800)                     (39,800)
  Preferred. . . . . . . . . . . . . . . . .                                                   (4,558)                      (4,558)
Issuances of common stock:
  Stock purchase, option and
   employee benefit plans  . . . . . . . . .                 788    16,552                                     3,983        21,323
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1995  . . . . . . . . .  $215,307  $194,254  $758,206     $    716    $2,183,318       $(84,240)   $3,267,561
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Balance at January 1, 1996 . . . . . . . . .   $97,753  $189,731  $575,464     $ 38,242    $2,445,810       $(74,814)   $3,272,186
Net income . . . . . . . . . . . . . . . . .                                                  148,199                      148,199
Change in net unrealized gain on
  investment securities available for sale .                                    (27,749)                                   (27,749)
Cash dividends declared:
  Common ($.47 per share). . . . . . . . . .                                                  (44,482)                     (44,482)
  Preferred. . . . . . . . . . . . . . . . .                                                   (2,177)                      (2,177)
Issuances of common stock:
  Stock purchase, option and
   employee benefit plans. . . . . . . . . .                 904    23,778                                     3,429        28,111
  Preferred stock conversions. . . . . . . .    (7,131)      534     6,529                                                     (68)
Repurchases of common stock  . . . . . . . .              (2,840)  (83,806)                                                (86,646)
- ----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996  . . . . . . . . .   $90,622  $188,329  $521,965     $10,493     $2,547,350       $(71,385)   $3,287,374
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



        16
- -------------------
BARNETT BANKS, INC.

STATEMENTS OF CASH FLOWS
CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES


For the Periods Ended March 31--Dollars in Thousands (Unaudited)                                 1996             1995
- ----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    148,199     $    128,699
Reconcilement of net income to net cash provided by operating activities:
  Provision for loan losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         41,598           24,277
  Gains from securities transactions . . . . . . . . . . . . . . . . . . . . . . . . .        (18,962)             (17)
  Gain on securitization and sale of loans . . . . . . . . . . . . . . . . . . . . . .        (26,247)         (12,923)
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . .         64,364           47,877
  Employee benefits funded by equity . . . . . . . . . . . . . . . . . . . . . . . . .          6,086            7,163
  Deferred income tax provision (benefit). . . . . . . . . . . . . . . . . . . . . . .        (17,287)           7,305
  Decrease (increase) in interest receivable . . . . . . . . . . . . . . . . . . . . .         20,268            3,185
  Increase (decrease) in interest payable. . . . . . . . . . . . . . . . . . . . . . .        (23,048)           2,806
  Decrease (increase) in other assets. . . . . . . . . . . . . . . . . . . . . . . . .       (194,287)          12,437
  Increase (decrease) in other liabilities . . . . . . . . . . . . . . . . . . . . . .        111,718          (96,164)
  Originations of loans held for sale. . . . . . . . . . . . . . . . . . . . . . . . .     (1,620,624)        (353,881)
  Proceeds from sales of loans held for sale . . . . . . . . . . . . . . . . . . . . .      1,602,891          358,327
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (50,785)         (12,752)
- ----------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities . . . . . . . . . . . . . . . . . .         43,884          116,339
- ----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale. . . . . . . . . . . . . . . . .     (1,348,629)        (194,028)
Proceeds from sales of investment securities available for sale. . . . . . . . . . . .        178,198          173,525
Proceeds from maturities of investment securities available for sale . . . . . . . . .      1,308,181          313,568
Purchases of investment securities held to maturity. . . . . . . . . . . . . . . . . .         (2,932)         (30,158)
Proceeds from maturities of investment securities held to maturity . . . . . . . . . .         11,520          532,225
Net decrease (increase) in loans . . . . . . . . . . . . . . . . . . . . . . . . . . .        234,748         (495,715)
Proceeds from sales of premises and equipment. . . . . . . . . . . . . . . . . . . . .          9,056           14,063
Purchases of premises and equipment. . . . . . . . . . . . . . . . . . . . . . . . . .        (40,375)         (28,727)
Payments related to dispositions and acquisitions, net of cash acquired. . . . . . . .         (9,326)        (465,563)
- ----------------------------------------------------------------------------------------------------------------------
         Net cash provided (used) by investing activities  . . . . . . . . . . . . . .        340,441         (180,810)
- ----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand, NOW, savings and money market accounts. . . . . . .       (397,972)      (1,394,414)
Net increase (decrease) in other time deposits . . . . . . . . . . . . . . . . . . . .        (22,588)         623,204
Net increase in federal funds purchased and securities sold under
   agreements to repurchase. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         75,090          572,512
Net increase (decrease) in other short-term borrowings . . . . . . . . . . . . . . . .       (108,128)        (256,177)
Principal repayments of long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        (52,826)         (29,238)
Proceeds from issuance of medium-term notes. . . . . . . . . . . . . . . . . . . . . .         50,000          375,000
Proceeds from issuance of long-term debt . . . . . . . . . . . . . . . . . . . . . . .        200,000               --
Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,957           14,160
Repurchases of common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (86,646)              --
Cash dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (46,659)         (44,358)
- ----------------------------------------------------------------------------------------------------------------------
         Net cash used by financing activities . . . . . . . . . . . . . . . . . . . .       (367,772)        (139,311)
- ----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . .         16,553         (203,782)
Cash and cash equivalents, January 1 . . . . . . . . . . . . . . . . . . . . . . . . .      2,769,145        2,907,895
- ----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, March 31  . . . . . . . . . . . . . . . . . . . . . . . . .     $2,785,698       $2,704,113
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

FOR THE PERIODS ENDED MARCH 31, 1996 AND 1995, INCOME TAX PAYMENTS OF $.2 MILLION AND $11 MILLION WERE PAID AND INTEREST OF $309 MILLION AND $291 MILLION WAS PAID, RESPECTIVELY. CASH AND CASH EQUIVALENTS INCLUDES CASH AND DUE FROM BANKS, INTEREST-BEARING DEPOSITS IN OTHER BANKS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND FEDERAL FUNDS SOLD.

FOR EACH OF THE PERIODS ENDED MARCH 31, 1996 AND 1995, $13 MILLION OF LOANS WERE TRANSFERRED TO REAL ESTATE HELD FOR SALE.

DURING THE PERIOD ENDED MARCH 31, 1996, THE COMPANY ACQUIRED $120 MILLION OF NON-CASH ASSETS AND $118 MILLION OF LIABILITIES. DURING THE PERIOD ENDED MARCH 31, 1995, THE COMPANY ACQUIRED $990 MILLION OF NON-CASH ASSETS AND $525 MILLION OF LIABILITIES.

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                                                                      17
                                                             -------------------
                                                             BARNETT BANKS, INC.

NOTES TO FINANCIAL STATEMENTS


A. GENERAL

  The accounting and reporting policies of Barnett Banks, Inc. and its affiliates conform to generally accepted accounting principles and to predominant practices within the banking industry. The company has not changed its accounting and reporting policies from those disclosed in its 1995 Annual Report on Form 10-K.

  In the opinion of the company's management, all adjustments necessary to fairly present the financial position as of March 31, 1996 and 1995, and the results of operations and cash flows for the periods then ended, all of which are of a normal and recurring nature, have been included.

  The results of operations for the three-month period ended March 31, 1996 may not be indicative of operating results for the year ending December 31, 1996. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications.

  In February 1996, the company announced plans to simplify its legal structure. Under the new structure, which is expected to occur in the second quarter of 1996, all but six of the company's 32 banks and several of its non-bank affiliates will become part of a newly created subsidiary.

  In March 1996, the company announced that it had entered into a definitive agreement with Bank Boston Corporation and two other investors to form a joint venture mortgage servicing company. The company will contribute its $33 billion servicing portfolio to the venture and will have a one-third ownership interest in the venture. Barnett is expected to enter into this new venture in the second quarter of 1996.


B. LOANS


March 31--Dollars in Thousands
Net of Unearned Income                   1996         1995
- ----------------------------------------------------------
Commercial, financial and
  agricultural . . . . . . . .   $  4,820,260 $  4,499,729
Real estate construction . . .        788,076      934,728
Commercial mortgages . . . . .      2,138,545    2,363,142
Residential mortgages. . . . .     10,536,548   11,001,532
Installment. . . . . . . . . .      9,600,777    8,357,907
Bank card. . . . . . . . . . .      1,740,745    1,387,851
Credit lines . . . . . . . . .        753,020      718,214
- ----------------------------------------------------------
   Total . . . . . . . . . . .   $ 30,377,971 $ 29,263,103
- ----------------------------------------------------------
- ----------------------------------------------------------


C. ALLOWANCE FOR LOAN LOSSES


For the Three Months Ended March 31--
Dollars in Thousands                       1996            1995
- ---------------------------------------------------------------
Beginning balance. . . . . . . . . .   $505,148        $501,447
Recoveries . . . . . . . . . . . . .     10,095          11,687
Provision expense. . . . . . . . . .     41,598          24,277
Loans charged off. . . . . . . . . .    (51,500)        (36,125)
Other, net . . . . . . . . . . . . .        974           1,514
- ---------------------------------------------------------------
Ending balance . . . . . . . . . . .   $506,315        $502,800
- ---------------------------------------------------------------
- ---------------------------------------------------------------


        18
- -------------------
BARNETT BANKS, INC.

D. LONG-TERM DEBT


MARCH 31 - DOLLARS IN THOUSANDS                           1996           1995
- -----------------------------------------------------------------------------
7.75% Sinking Fund Debentures, due 1997 . .       $     10,200      $  10,200
Less: Face value of debentures repurchased
 and held for future retirements  . . . . .               (772)          (772)
- -----------------------------------------------------------------------------
  Total outstanding . . . . . . . . . . . .              9,428          9,428
8.50% Subordinated Capital Notes, due 1999.            200,000        200,000
Medium-term notes, due in varying
 maturities through 2003, with interest
 from a floating 4.275% to a fixed 10.00% .            561,500        276,150
9.875% Subordinated Capital Notes,
 due 2001 . . . . . . . . . . . . . . . . .            100,000        100,000
10.875% Subordinated Capital Notes,
 due 2003 . . . . . . . . . . . . . . . . .             55,000         55,000
8.50% Subordinated Capital Notes,
 due 2007 . . . . . . . . . . . . . . . . .            100,000        100,000
6.90% Subordinated Capital Notes,
 due 2005 . . . . . . . . . . . . . . . . .            150,000              -
5.29% Senior Notes, due 1998  . . . . . . .            200,000              -
Term notes  . . . . . . . . . . . . . . . .                  -         72,736
Mortgage Collateralized Bonds . . . . . . .                  -         71,927
Capitalized lease obligations . . . . . . .             12,060         13,140
- -----------------------------------------------------------------------------
  Total . . . . . . . . . . . . . . . . . .         $1,387,988       $898,381
- -----------------------------------------------------------------------------




E. EARNINGS PER COMMON SHARE

  The weighted-average number of shares used in the computation of earnings per share is as follows:

FOR THE THREE MONTHS ENDED MARCH 31 -
DOLLARS IN THOUSANDS                                      1996           1995
- -----------------------------------------------------------------------------
PRIMARY SHARES
Average common shares outstanding . . . .           94,536,976     96,980,567
Common shares assumed outstanding
 to reflect dilutive effect of:
 Convertible preferred stock  . . . . . .               28,448         31,936
 Common stock options . . . . . . . . . .            1,245,377        680,912
- -----------------------------------------------------------------------------
  Total . . . . . . . . . . . . . . . . .           95,810,801     97,693,415
- -----------------------------------------------------------------------------
Adjustments for preferred dividends . . .               $2,167         $4,550
- -----------------------------------------------------------------------------


FOR THE THREE MONTHS ENDED MARCH 31 -                     1996           1995
- -----------------------------------------------------------------------------
FULLY DILUTED SHARES
Average common shares outstanding . . . .           94,536,976     96,980,567
Common shares assumed outstanding
 to reflect dilutive effect of:
 Convertible preferred stock  . . . . . .            3,608,652      6,716,876
 Common stock options . . . . . . . . . .            1,352,723        873,586
- -----------------------------------------------------------------------------
  Total . . . . . . . . . . . . . . . . .           99,498,351    104,571,029
- -----------------------------------------------------------------------------


                                                                      19
                                                             -------------------
                                                             BARNETT BANKS, INC.