Form 10-Q
period 1996-06-30
BARNETT BANKS INC
filed 1996-08-12
CIK 10012

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period                          Commission file number 1-7901.
ended June 30, 1996



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


               Barnett Banks, Inc. Common Stock - June 30, 1996:
                          96,415,106 shares outstanding

- -------
BARNETT
 BANK
- -------


[GRAPHIC]


                                                            SECOND QUARTER
                                                            1996

                                                            FORM 10-Q

                                                            BARNETT BANKS, INC.

                              Barnett Banks, Inc.
                         Financial Review and Form 10-Q

                               TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION
- --------------------------------------------------------------------------------

Consolidated Financial Highlights............................................  3
Management Discussion (Item 2)...............................................  4
  Quarterly Average Balances, Yields and Rates............................... 12
Financial Statements (Item 1):
  Statements of Financial Condition.......................................... 14
  Statements of Income....................................................... 15
  Statements of Changes in Shareholders' Equity.............................. 16
  Statements of Cash Flows................................................... 17
  Notes to Financial Statements.............................................. 18

PART II--OTHER INFORMATION
- --------------------------------------------------------------------------------

EXHIBITS AND REPORTS ON FORM 8-K (ITEM 6)

  Exhibit 11, "Statement Re: computation of per share earnings," is included in the Notes to Financial Statements on page 19 of this report.





                    BARNETT BANKS, INC. AND SUBSIDIARIES
                          FORM 10-Q, JUNE 30, 1996


                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BARNETT BANKS, INC.

Dated: August 9, 1996                  /s/ Charles W. Newman
                                       ------------------------------
                                       Charles W. Newman
                                       Chief Financial Officer

Dated: August 9, 1996
                                       /s/ Patrick J. McCann
                                       ------------------------------
                                       Patrick J. McCann
                                       Controller


        2
- -------------------
BARNETT BANKS, INC.

CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                                      Three Months                    Six Months
For the Periods Ended June 30--                               ----------------------------   -----------------------------
Dollars in Millions Except Per Share Data                       1996       1995     Change     1996       1995      Change
- --------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Net interest income (taxable-equivalent)....................   $480.3     $435.6     10%      $955.6      $866.1     10%
Provision for loan losses...................................     39.4       26.8     47         81.0        51.1     59
Non-interest income (excluding securities transactions).....    193.9      183.1      6        390.5       345.9     13
Securities transactions.....................................       .3         --     --         19.3          --     --
Non-interest expense........................................    400.7      381.9      5        808.3       745.5      8
Net income..................................................    139.5      132.2      6        287.7       260.9     10
- --------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income:
  Primary...................................................  $  1.42    $  1.30      9%     $  2.94    $   2.57     14%
  Fully diluted.............................................     1.42       1.26     13         2.91        2.49     17
Dividends declared..........................................      .54        .47     15         1.01         .88     15
Book value(1)...............................................    34.86      33.22      5        34.86       33.22      5
Stock price:
  High......................................................    64.13      52.25     23        64.13       52.25     23
  Low.......................................................    59.00      45.50     30        55.50       38.75     43
  Close.....................................................    61.00      51.38     19        61.00       51.38     19
- --------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
Return on assets............................................     1.36%      1.28%     6%        1.40%       1.27%    10%
Return on equity............................................    16.92      15.83      7        17.41       15.90      9
Net yield on earning assets.................................     5.30       4.80     10         5.29        4.79     10
Overhead ratio..............................................    59.43      61.73     (4)       60.05       61.51     (2)
Shareholders' equity to total assets(1).....................     8.07       8.18     (1)        8.07        8.18     (1)
Leverage ratio..............................................     6.67       6.31      6         6.67        6.31      6
Total risk-based capital ratio..............................    11.93      11.26      6        11.93       11.26      6
- --------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Assets......................................................  $41,117    $41,232     --      $41,126    $ 41,046     --
Deposits....................................................   33,486     33,702     (1)%     33,665      33,820     --
Loans, net of unearned income...............................   30,364     29,562      3       30,355      29,232      4%
Earning assets..............................................   36,333     36,317     --       36,247      36,302     --
Shareholders' equity........................................    3,299      3,340     (1)       3,306       3,282      1
Fully diluted shares (thousands)............................   98,220    104,998     (6)      98,976     104,955     (6)
- --------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------
PERIOD-END
Assets....................................................................................   $41,674    $ 41,787     --
Deposits..................................................................................    34,345      33,970      1%
Loans, net of unearned income.............................................................    30,455      29,952      2
Long-term debt............................................................................     1,228         925     33
Preferred stock...........................................................................        --         215     --
Shareholders' equity......................................................................     3,294       3,339     (1)
Common shares (thousands).................................................................    96,415      96,465     --
- --------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------

(1) COMPUTED ON EQUITY BEFORE DEDUCTION OF THE EMPLOYEE STOCK OWNERSHIP PLAN OBLIGATION.


                                                                     3
                                                             -------------------
                                                             BARNETT BANKS, INC.

MANAGEMENT DISCUSSION

TABLE 1  SELECTED QUARTERLY DATA

                                                                               1996                           1995
                                                                          ---------------     -----------------------------------
Dollars in Millions Except Per Share Data--Taxable-Equivalent             SECOND    First     Fourth    Third     Second    First
- ---------------------------------------------------------------------------------------------------------------------------------
Net interest income ....................................................  $480.3    $475.3    $459.2    $446.9    $435.6   $430.5
Provision for loan losses ..............................................    39.4      41.6      37.2      34.2      26.8     24.3
- ---------------------------------------------------------------------------------------------------------------------------------
Net interest income after loan loss provision ..........................   440.9     433.7     422.0     412.7     408.8    406.2
Non-interest income (excluding
    securities transactions) ...........................................   193.9     196.6     185.5     182.6     183.1    162.8
Securities transactions ................................................      .3      19.0       4.9        .1        --       --
Non-interest expense ...................................................   400.7     407.6     393.9     379.3     381.9    363.5
- ---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes .............................................   234.4     241.7     218.5     216.1     210.0    205.5
Income tax provision ...................................................    90.4      88.6      75.0      75.4      69.4     66.5
Taxable-equivalent adjustment ..........................................     4.5       4.9       5.2       6.6       8.4     10.3
- ---------------------------------------------------------------------------------------------------------------------------------
     Net income ........................................................  $139.5    $148.2    $138.3    $134.1    $132.2   $128.7
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------
Primary net income per common share ....................................   $1.42     $1.52     $1.39     $1.34     $1.30    $1.27
Fully diluted net income per common share ..............................    1.42      1.49      1.35      1.29      1.26     1.23
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------

SUMMARY

     Barnett's second quarter earnings per share rose 13% from a year ago. The company earned $139.5 million, or $1.42 per fully diluted share, in the second quarter of 1996, compared to $132.2 million, or $1.26 per share, a year earlier and $148.2 million, or $1.49 per share, in the first quarter of 1996. First quarter results included a $19.0 million pre-tax securities gain, representing $.12 per share.
     For the first six months of 1996, Barnett earned $287.7 million, or $2.91 per share, up from $260.9 million, or $2.49 per share, a year ago.
     Return on assets in the second quarter increased to 1.36% from 1.28% a year earlier and return on shareholders' equity increased to 16.92% from 15.83%.
     Revenue, excluding securities transactions, increased for the ninth consecutive quarter, rising $55.5 million, or 9%, over the second quarter of 1995 and $2.3 million over the first quarter to $674.2 million. Second quarter taxable-equivalent net interest income rose $44.7 million from the same period last year and $5.0 million from the first quarter to $480.3 million, due to an increase in the net yield on earning assets of 50 basis points from last year and 3 basis points from the first quarter. The increase in the net yield was largely the result of lower funding costs and strategic decisions by the company that favorably changed the mix of earning assets.
     Non-interest income, excluding securities transactions, rose 6% from a year earlier to $193.9 million, as consumer finance income, brokerage commissions and other retail fees showed healthy gains. Non-interest expense increased 5% to $400.7 million, reflecting spending for strategic initiatives to enhance future results. Non-interest income, excluding securities transactions, fell $2.7 million from the first quarter while non-interest expense fell $6.9 million, reflecting the impact of the company's mortgage servicing venture with HomeSide Lending, Inc. ("HomeSide").
     The provision for loan losses was $39.4 million in the second quarter compared to $26.8 million last year and $41.6 million in the first quarter. Net charge-offs of $39.4 million in the second quarter were $12.1 million higher than the same period last year but $2.0 million lower than the first quarter. Second quarter net charge-offs represented an annualized .52% of average loans. Non-performing assets of $252 million on June 30 represented
 .82% of gross loans plus real estate held for sale.
     In May, the company completed the sale of its mortgage servicing operation to HomeSide, a mortgage banking venture in which Barnett holds a one-third ownership interest. The remainder is owned by Bank Boston Corporation and two equity investors. This transaction had no material impact on second quarter net operating results.
     The company also consolidated 26 of its bank charters into a single national bank charter in order to reduce regulatory burden and allow management to increase their focus on revenue generating opportunities. This reduced the number of separately chartered banking subsidiaries from 32 to 7. The consolidation had no material impact on second quarter results.
     Selected quarterly data is provided in TABLE 1.

EARNING ASSETS
     LOANS. Average loans rose 3%, or $802 million, from a year earlier to $30.4 billion, reflecting growth in commercial, installment and bank card balances. Loans grew slightly from the first quarter, reflecting strong installment loan growth, largely offset by a decline in residential mortgage outstandings.
     Installment loans rose 16%, or $1.4 billion, from the same period last year and $512 million from the first quarter to $9.8 billion. Expansion of indirect

        4
- -------------------
BARNETT BANKS, INC.

automobile lending to new markets and retention of some home equity loans originated through the EquiCredit franchise that normally are securitized were the principal factors in the growth of the installment loan portfolio. The volume of automobile loans, the most significant component of installment loans, is dependent upon new and used automobile sales, which can vary depending on economic conditions and other factors.
     Residential mortgage loans fell 7%, or $807 million, from last year and $426 million from the first quarter to $10.3 billion. These reductions reflect management's decision to utilize liquidity from amortizing residential mortgages to fund growth in loan categories with higher risk-adjusted rates of return. At the end of the second quarter, 75% of the residential loan portfolio consisted of adjustable-rate mortgages. Most of these mortgages reprice annually based on a spread over the one-year constant maturity Treasury index. This repricing is limited by annual and lifetime caps.
     Bank card outstandings of $1.7 billion were 21% higher than a year earlier but virtually unchanged from the first quarter. The growth from last year reflects expanded marketing through the first quarter of 1996 of the credit card both within Florida and in neighboring markets. The significant reduction in the number of card solicitations since the first quarter contributed to balances being unchanged from that quarter. The rate of growth in card balances is expected to remain below 1995 levels as marketing of the credit card focuses on existing customers in Barnett's banking markets.
     Commercial loans grew 7% from last year and at an annualized rate of 4% from the first quarter to $4.9 billion. Commercial real estate loans decreased 13% from a year earlier and $108 million from the first quarter to $2.9 billion and represented 9% of the loan

TABLE 2  INTEREST RATE SENSITIVITY ANALYSIS

                                                                                                           Non-Rate
                                                                                                          Sensitive
                                                                        0-30    31-90   91-180   181-365   and Over
June 30, 1996--Dollars in Millions                                      Days     Days     Days      Days   One Year        Total
- --------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural ............................  $ 3,523   $  124   $  124    $  177    $   954      $ 4,902
Real estate construction ..........................................      759       12       11         9         27          818
Commercial mortgages ..............................................      969       93      154       242        592        2,050
Residential mortgages .............................................    1,280    1,370    1,745     3,039      2,661       10,095
Installment .......................................................    2,503      699      965     1,623      4,256       10,046
Other loans .......................................................    2,008       --       --        --        536        2,544
- --------------------------------------------------------------------------------------------------------------------------------
     Total loans(1) ...............................................   11,042    2,298    2,999     5,090      9,026       30,455
Securities(1) .....................................................      245      400      698       838      3,016        5,197
Federal funds sold and securities purchased under agreements
    to resell .....................................................    1,055                                               1,055
- --------------------------------------------------------------------------------------------------------------------------------
     Total earning assets .........................................  $12,342   $2,698   $3,697    $5,928    $12,042      $36,707
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------
NOW and money market accounts(1) ..................................  $ 6,946                                $ 4,770      $11,716
Savings deposits(1) ...............................................    1,049                                  2,100        3,149
Time deposits .....................................................    3,187   $2,086   $2,631    $3,192      2,711       13,807
- --------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits ..............................   11,182    2,086    2,631     3,192      9,581       28,672
Short-term borrowings .............................................    1,939                                               1,939
Long-term debt ....................................................        4      458                 59        707        1,228
- --------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities ...........................  $13,125   $2,544    $2,631   $3,251    $10,288      $31,839
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------
Gap before interest rate swaps ....................................  $  (783)  $  154    $1,066   $2,677    $ 1,754
Interest rate swaps ...............................................   (1,764)  (1,720)               430      3,054
- --------------------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap adjusted for interest rate swaps ....   (2,547)  (1,566)    1,066    3,107      4,808
Cumulative adjusted interest rate sensitivity gap .................   (2,547)  (4,113)   (3,047)      60
Cumulative adjusted gap as a percentage of earning assets:
     June 30, 1996 ................................................    (6.94)% (11.20)%   (8.30)%    .16%
     June 30, 1995 ................................................   (11.11)  (11.26)    (4.65)   10.89
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------

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

                                                                     5
                                                             -------------------
                                                             BARNETT BANKS, INC.

TABLE 3 DERIVATIVE FINANCIAL INSTRUMENTS

                                                                      Weighted Average Interest Rate
                                                                --------------------------------------------      Average
                                     Notional   Replacement     Receive                   Pay                    Maturity
June 30--Dollars in Millions           Amount         Value        Rate(1)     Index     Rate(1)       Index     In Years
- -------------------------------------------------------------------------------------------------------------------------
1996
Interest rate swaps:
  Basis swap ........................  $   50       $   .71         5.49%      LIBOR      5.98%          CMT         1.58
  Generic swaps:
   Receive fixed ....................   3,600        (31.34)        5.43       FIXED      5.50         LIBOR         1.40
   Pay fixed ........................     266           .76         5.57       LIBOR      6.38         FIXED         1.21
Interest rate floors ................     250          1.25         6.00(2)    LIBOR        --            --         1.50
- -------------------------------------------------------------------------------------------------------------------------
Total ...............................  $4,166       $(28.62)        5.47%                 5.57%                      1.40
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------
1995
Interest rate swaps:
  Basis swap ........................  $   50       $   .47         6.06%      LIBOR      5.13%          CMT         2.58
  Generic swaps:
   Receive fixed ....................   1,040         (9.24)        4.38       Fixed      6.34         LIBOR          .65
   Pay fixed ........................     267          (.71)        6.09       LIBOR      6.38         Fixed         2.24
  Index-principal swaps .............     997         (5.93)        4.63       Fixed      6.18         LIBOR          .90
Interest rate floors ................     250          3.56         6.00(2)    LIBOR       --             --         2.50
- -------------------------------------------------------------------------------------------------------------------------
Total ...............................  $2,604       $(11.85)        4.84%                 6.25%                      1.12
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------

(1) BASED UPON CONTRACTUAL RATES AT JUNE 30.
(2) THE COMPANY RECEIVES INTEREST EQUAL TO THE AMOUNT BY WHICH LIBOR IS LESS THAN 6.00%


portfolio.
     INVESTMENT SECURITIES AND OTHER EARNING ASSETS. The company's $5.3 billion securities portfolio has an average life of 1.4 years and consists primarily of AAA or equivalent-rated securities. U.S. Treasury securities comprised 42% of the portfolio at June 30. Average securities fell $1.4 billion, or 21%, from the same period last year reflecting the deployment of liquidity from maturing securities into higher yielding loans. Average securities rose $79 million from last quarter. Federal funds sold and securities purchased under agreements to resell rose $642 million from a year earlier and $76 million from the first quarter.
     At June 30, the available-for-sale securities portfolio had a $3.7 million unrealized loss compared to a $29.6 million unrealized gain at June 30, 1995 and a $16.4 million unrealized gain at March 31, 1996.

DEPOSITS AND OTHER FUNDING SOURCES
     DEPOSITS. Average deposits declined $216 million from a year ago and $359 million from the first quarter to $33.5 billion. Transaction, money market and savings account balances dropped $329 million from a year ago and $401 million during the quarter, primarily due to the transfer of mortgage escrow deposits to HomeSide. The reduction from the first quarter also reflected seasonal outflows. CD balances rose $113 million from a year ago and $42 million during the quarter.
     OTHER FUNDING SOURCES. Average federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings decreased $470 million, or 17%, from the same period last year but increased $272 million during the quarter to $2.3 billion.
     The company issues commercial paper to fund certain mortgage banking and consumer lending activities. As of June 30, Barnett's commercial paper outstandings totaled $871 million.

ASSET-LIABILITY MANAGEMENT
     Net interest income is affected by changes in interest rates as well as fluctuations in the level and duration of assets and liabilities contained on the company's balance sheet. The impact of changes in interest rates on the company's net interest income represents Barnett's level of interest rate risk.
     Interest rate sensitivity is primarily a function of the repricing structure of the company's balance sheet. TABLE 2 shows this structure as of June 30, with each maturity interval referring to the earliest repricing opportunity (i.e., the earlier of scheduled contractual maturity or repricing date) for each asset and liability category. The resultant gaps are a measure of the sensitivity of earnings to changes in interest rates.
     In order to more appropriately reflect the repricing structure of the company's balance sheet, management has made certain adjustments to the balances shown in the table. Based on historical and industry data, an estimate of the expected prepayments of amortizing loans and investment securities is reflected in the balances in the table. Changes in the economic and interest rate environments may impact these expected prepayments.

        6
- -------------------
BARNETT BANKS, INC.

TABLE 4   CHANGE IN NET INTEREST INCOME


                                                                  Three Months                              Six Months
                                                        ---------------------------------       ---------------------------------
For the Periods Ended June 30, 1996--                   Change from Previous Year Due to:       Change from Previous Year Due to:
                                                        ---------------------------------       ---------------------------------
Taxable-Equivalent Dollars in Millions                  Volume    Rate(1)    Total Change       Volume    Rate(1)    Total Change
- ---------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans ............................................... $ 25.2    $ (1.6)          $ 23.6       $ 62.2    $ 24.6           $ 86.8
  Taxable securities ..................................  (15.5)      8.8             (6.7)       (39.0)     16.0            (23.0)
  Tax-free securities .................................   (9.6)      (.3)            (9.9)       (23.3)     (2.1)           (25.4)
  Federal funds sold and securities purchased
        under agreements to resell ....................    9.8      (1.3)             8.5         17.1      (1.6)            15.5
- ---------------------------------------------------------------------------------------------------------------------------------
        Total interest income .........................    9.9       5.6             15.5         17.0      36.9             53.9
- ---------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  NOW and money market accounts .......................   (2.3)    (12.5)           (14.8)        (5.8)    (28.1)           (33.9)
  Savings deposits ....................................   (1.2)     (2.2)            (3.4)        (2.9)     (6.4)            (9.3)
  Certificates of deposit under $100,000 ..............   (4.2)     (6.5)           (10.7)        (2.0)       .7             (1.3)
  Other time deposits .................................    6.0      (1.1)             4.9         11.2       2.1             13.3
- ---------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits ...............   (1.7)    (22.3)           (24.0)          .5     (31.7)           (31.2)
  Federal funds purchased and securities
        sold under agreements to repurchase ...........  (10.5)     (2.4)           (12.9)       (20.5)     (3.5)           (24.0)
  Other short-term borrowings .........................    3.3      (2.5)              .8          8.8      (2.5)             6.3
  Long-term debt ......................................   10.5      (3.6)             6.9         19.4      (6.1)            13.3
- ---------------------------------------------------------------------------------------------------------------------------------
        Total interest expense ........................    1.6     (30.8)           (29.2)         8.2     (43.8)           (35.6)
- ---------------------------------------------------------------------------------------------------------------------------------
        Net interest income ........................... $  8.3    $ 36.4           $ 44.7       $  8.8    $ 80.7           $ 89.5
- ---------------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------------

(1) INCLUDES CHANGES IN INTEREST INCOME AND EXPENSE NOT DUE SOLELY TO VOLUME OR RATE CHANGES.


     Similarly, an adjustment to deposits is made to reflect the behavioral characteristics of certain core deposits that do not have maturities (i.e., interest-bearing checking, savings and money market deposit accounts). The footnote accompanying the table more fully explains the specific adjustments made to the analysis. This interest rate sensitivity analysis indicates that the company was moderately liability sensitive on June 30, with a cumulative six-month negative gap of 8.30%.
     In addition to gap analysis, management uses rate-shock simulation and duration of equity to measure the rate sensitivity of its balance sheet. Rate-shock simulation is a modeling technique used to estimate the impact of changes in rates on the company's net interest margin. Duration of equity measures the change in the market value of the company's equity resulting from a change in interest rates. It is designed to evaluate the economic impact of rate changes for periods that extend beyond the time horizons targeted by gap and rate shock simulation analysis. These analyses, which analyze longer term impacts of rate changes, indicate that Barnett is relatively rate neutral. The company's rate shock simulation indicates that an instantaneous 1% change in interest rates would have less than a 2% impact on net interest income over a twelve-month period. This simulation is based on the company's business mix, as well as interest rate exposures at a point in time and includes a parallel shift of the yield curve. It also requires certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. This simulation is a useful measure of the company's sensitivity to changing rates; it is not a forecast of future results and is based on many assumptions, which if changed, could cause a different outcome from the simulation.
     The primary objective of Barnett's asset-liability management is to maximize net interest income while maintaining acceptable levels of interest-rate sensitivity. The Asset-Liability Management Committee sets specific rate-sensitivity limits for the company. The committee monitors and adjusts the company's exposure to changes in interest rates to achieve predetermined risk targets that it believes are consistent with current and expected market conditions. Management strives to minimize the negative impact on net interest income caused by changes in interest rates. At this time, management believes the company's asset-liability mix is sufficiently balanced within a broad range of interest rate scenarios to minimize the impact of significant rate movements.
     Barnett controls its interest rate risk by managing the level and duration of certain balance sheet assets and liabilities. The company also uses off-balance-sheet instruments (derivatives) to manage its interest rate sensitivity position. Barnett ensures that both balance sheet and off-balance-sheet instruments used for asset-liability management purposes are consistent with safe and sound banking practices.
     The company's derivative portfolio used for asset-liability management purposes, summarized in TABLE 3, had a notional amount of $4.2 billion at June 30. This portfolio consisted of $3.9 billion of interest rate swaps and $250 million of interest rate floors. Most of the company's swaps involve receipt of

                                                                     7
                                                             -------------------
                                                             BARNETT BANKS, INC.

TABLE 5  OTHER NON-INTEREST EXPENSE

                                                                     1996                          1995
                                                              ------------------  --------------------------------------
Dollars in Thousands                                            SECOND     First    Fourth     Third    Second     First
- ------------------------------------------------------------------------------------------------------------------------
Advertising and marketing...................................  $ 12,693  $ 13,905  $ 11,959  $  8,407  $  7,737  $  5,416
Amortization of intangibles.................................    13,043    13,440    13,031    13,415    14,022    12,326
Communications..............................................    11,416    10,970    10,349    10,852    10,464     9,321
Expenses and provision on real estate held for sale.........     3,384     2,409     2,280     2,901     3,418     3,513
FDIC assessments............................................     2,514     2,720     5,517       612    18,565    18,533
Franchise and credit card fees..............................     3,733     4,531     5,235     5,184     5,613     4,398
Outside computer services...................................     8,973     9,739     8,474     8,220     7,494     7,790
Postage.....................................................     7,390     6,920     6,553     6,878     6,584     6,311
Stationery and supplies.....................................     5,634     5,762     6,169     4,750     4,770     4,708
Insurance, taxes and other..................................    52,749    55,198    54,887    57,713    46,054    48,338
- ------------------------------------------------------------------------------------------------------------------------
  Total.....................................................  $121,529  $125,594  $124,454  $118,932  $124,721  $120,654
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------


fixed cash flows in exchange for variable (primarily LIBOR-based) cash flows. The purpose of the swaps is to convert variable cash flows from floating-rate loans to fixed cash flows. The derivatives reduce the sensitivity of the net interest margin to flat or falling interest rates.
     The swap portfolio consists of fixed-term, non-amortizing interest rate swaps, $150 million of which mature in 1996 and $3.7 billion of which mature beginning January 1997 through April 1998. During the second quarter, the company entered into $50 million of non-amortizing fixed-term swaps.
     The swap portfolio performed as expected during the quarter. The replacement value related to the company's derivatives portfolio was a negative $28.6 million on June 30, 1996 compared to a negative $11.9 million on the same date last year and a negative $19.0 million on March 31.
     The derivatives portfolio increased net interest income in the second quarter of 1996 by $1.0 million, representing a 1 basis point increase in the net yield on earning assets. The swap portfolio reduced second quarter 1995 net interest income by $9.6 million, representing an 11 basis point reduction in the net yield on earning assets.
     Barnett manages the counterparty exposure of its derivatives in a manner consistent with the granting of credit. Any exposure is generally measured by the market replacement value at any point in time. Barnett utilizes collateral exchange agreements with derivatives counterparties in order to control the level of credit exposure to these entities.

NET INTEREST INCOME
     Barnett's taxable-equivalent net interest income, which represented 71% of revenues, was $480.3 million in the second quarter, up $44.7 million from a year earlier and $5.0 million from the first quarter. These increases primarily reflect a higher net yield on earning assets. TABLE 4 shows the changes in net interest income by category due to shifts in volume and rate.
     The net yield on earning assets rose to 5.30% from 4.80% a year earlier and 5.27% last quarter. The expansion of the net interest margin from last year was primarily caused by the increase in loans as a percentage of earning assets, continued upward repricing of adjustable-rate mortgages and a decrease in funding costs.
     Loans grew from 81% of earning assets in the second quarter of 1995 to 84% in the second quarter of 1996, while repricing of adjustable-rate mortgages fueled a 22 basis point increase in the residential loan yield. The rate paid on interest-bearing liabilities fell 31 basis points from last year. Lower rates paid on NOW, money market and savings accounts more than offset the higher cost resulting from a change in deposit mix.
     The rise in the net yield on earning assets from the first quarter was driven by lower funding costs and the shift from residential mortgages to higher yielding commercial and consumer loans. This was partially offset by a change in financial presentation of mortgage servicing costs as a result of the HomeSide venture.
     Barnett previously reported mortgage servicing costs in non-interest expense. With the consummation of the mortgage servicing venture, Homeside bears those costs and they are reflected as a reduction of Barnett's interest income received on residential loans. Second quarter results include one month's impact of this change.

NON-INTEREST INCOME
     Non-interest income, excluding securities transactions, rose 6% to $193.9 million from $183.1 million a year ago largely as the result of growth in consumer finance income, brokerage commissions and other retail fees. Non-interest income, excluding securities transactions, fell 1% from the first quarter due to decreases in consumer finance and mortgage banking income offset by an increase in other service charges and fees.
     Brokerage income grew 61% from a year ago to $11.8 million, primarily reflecting a significant increase in annuity and mutual fund sales.
     Consumer finance income of $24.3

        8
- -------------------
BARNETT BANKS, INC.

million represents revenue generated through the company's quarterly securitization program of consumer finance loan production and related loan servicing. Consumer finance income rose 31%, or $5.7 million, from the same period a year ago but fell 23%, or $7.1 million, from the first quarter. The increase from last year reflects increased securitization volumes and the adoption of Statement of Financial Accounting Standards (SFAS) No. 122, Accounting for Mortgage Servicing Rights. The decrease from last quarter reflects narrowed spreads between interest received on loans and interest passed through to investors on the second quarter loan securitization. Also, the company retained $182 million of EquiCredit's second quarter loan originations.
     SFAS No. 122 requires that an enterprise recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. The adoption of this standard increased mortgage banking income by $9.8 million and consumer finance income by $2.7 million during the second quarter and by $11.1 million and $2.6 million, respectively, during the first quarter of 1996.

TABLE 6  NON-PERFORMING ASSETS

                                                              1996                        1995
                                                    ------------------------     ------------------------
                                                                  PERCENTAGE                   Percentage
                                                                    OF TOTAL                     of Total
June 30--Dollars in Thousands                         AMOUNT  OUTSTANDING(1)       Amount  Outstanding(1)
- ---------------------------------------------------------------------------------------------------------
Non-accruing loans:
    Less than 90 days past due....................  $ 26,164            .09%     $ 71,495          .24%
    90 days past due..............................   158,830            .52       132,920          .44
- ---------------------------------------------------------------------------------------------------------
    Total non-accruing loans......................   184,994            .61       204,415          .68
Reduced-rate loans................................     7,717            .02         3,727          .01
- ---------------------------------------------------------------------------------------------------------
    Total non-performing loans....................   192,711            .63       208,142          .69
Real estate held for sale.........................    59,258            .19        72,727          .24
- ---------------------------------------------------------------------------------------------------------
    Total non-performing assets...................  $251,969            .82%     $280,869          .93%
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------
Non-performing loans by category:
  Commercial, financial and agricultural..........  $ 39,775            .13%     $ 38,427          .13%
  Real estate construction........................     8,142            .02        22,979          .08
  Commercial mortgages............................    41,946            .14        76,395          .25
  Residential mortgages...........................   102,848            .34        70,341          .23
- ---------------------------------------------------------------------------------------------------------
      Total.......................................  $192,711            .63%     $208,142          .69%
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------
90 days past due accruals.........................  $ 62,304            .20%     $ 35,661          .12%
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

(1) BEFORE DEDUCTION FOR UNEARNED INCOME.


     Mortgage banking income fell $6.2 million from the same period last year and $2.6 million from the first quarter to $18.8 million. The decrease from last year was due to the sale of servicing to HomeSide, last year's $6.7 million gain on sale of servicing rights and results of secondary market sales, partially offset by the impact of adoption of SFAS No. 122. The decrease from the first quarter reflects the sale of servicing to HomeSide.
     Other service charges and fees rose 26%, or $7.3 million, from last year and 21%, or $6.2 million, over the first quarter, reflecting higher retail fees, including the new ATM surcharge for non-Barnett customers.
     Credit card fees fell $1.7 million, or 11%, from last year's second quarter as the company entered into a joint venture to perform bank card merchant processing. As a result of this new structure, the company now records its share of net income from the venture under the equity method of accounting rather than gross revenues and expenses. Credit card fees grew 14% from the first quarter to $13.1 million, reflecting increased card transaction volumes.

NON-INTEREST EXPENSE
     Non-interest expense rose 5%, or $18.8 million, from a year ago, primarily reflecting the company's spending on strategic initiatives to diversify sources of revenue, improve marketing and expand the use of technology for competitive advantage. Non-interest expense decreased $6.9 million from last quarter, reflecting the transfer of costs associated with the residential loan servicing operation to HomeSide, partially offset by continued spending on strategic initiatives. The overhead ratio was 59.43% in the second quarter, below last year's 61.73% and the prior quarter's 60.67%.
     Salaries and benefits increased $17.5 million from the same period last year, primarily due to staffing related to strategic initiatives, higher performance-related incentives and annual salary increases. The $3.8 million decrease from the first quarter primarily represents the impact of the HomeSide transaction and lower payroll taxes, partially offset by salary increases. The company had 19,475 average full-time equivalent employees in the second quarter, compared to 19,781 during the first quarter and 20,001 a year ago.
     Other expense decreased 3%, or $3.2 million, from last year, reflecting the impact of HomeSide and a $16.1 million reduction in FDIC premiums partially offset by increased marketing and technology expenses related to strategic initiatives. Other expense decreased $4.1 million from the first quarter. Other expense for the past six quarters is shown in TABLE 5.

ASSET QUALITY
     RISK ELEMENTS. As shown in TABLE 6, non-performing assets were $252 million on June 30, representing .82% of gross loans plus real estate held for sale. By comparison, non-performing assets stood at $281 million, or .93% of outstandings, on the same date last year, and $245 million, or .80% of outstandings, on March 31. The changed composition of the loan portfolio continued to contribute to the reduction of non-performing assets.


                                                                     9
                                                             -------------------
                                                             BARNETT BANKS, INC.

TABLE 7  LOAN QUALITY INFORMATION

                                                            1996                                1995
                                                    ---------------------   ---------------------------------------------
Dollars in Thousands                                  Second       First      Fourth       Third      Second       First
- -------------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries):
  Commercial, financial and agricultural..........  $  (740)    $  (334)    $(1,484)    $  2,049    $(1,863)    $(2,781)
  Real estate construction........................        --       (175)         (1)         428         147         190
  Commercial mortgages............................   (2,184)     (1,850)     (2,828)         515       2,392         499
  Residential mortgages...........................       608         508       1,140         543         261         739
  Installment.....................................    12,795      15,428      17,212      12,318      12,229      12,381
  Bank card.......................................    28,254      26,797      21,443      17,384      13,510      12,683
  Credit lines....................................       711       1,031         718         810         629         727
- -------------------------------------------------------------------------------------------------------------------------
    Total net charge-offs.........................  $ 39,444    $ 41,405    $ 36,200    $ 34,047    $ 27,305    $ 24,438
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------
Gross charge-offs.................................  $ 53,284    $ 51,500    $ 50,163    $ 44,062    $ 42,529    $ 36,125
Allowance for loan losses.........................   506,892     506,315     505,148     503,032     502,521     502,800
Non-performing loans..............................   192,711     181,382     170,268     207,902     208,142     221,943
Non-performing assets.............................   251,969     244,638     237,898     282,194     280,869     297,223
Non-performing asset ratio........................       .82%        .80%        .78%        .92%        .93%       1.01%
Net charge-offs to average loans (annualized).....       .52         .55         .48         .45         .37         .34
Allowance to non-performing loans.................       263         279         297         242         241         227
Allowance to period-end loans.....................      1.66        1.67        1.66        1.65        1.68        1.72
- -------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------

Consumer loans represent 74% of total loans and, except for residential real estate, tend to be charged off rather than placed on non-accrual status.
     Borrower experience and financial capacity are critical factors in underwriting and approving all loan requests. Barnett's commercial real estate loan policies generally require a maximum loan-to-value ratio of 75%.
     Barnett has reduced its exposure to commercial real estate from a high of 28% of loans in 1988 to 9% on June 30 and anticipates maintaining this portfolio at or below 15% of loans. The commercial loan portfolio, representing 16% of total loans, is not concentrated in any single industry, but reflects the broad-based economies in Florida and southern Georgia.
     Barnett's residential loans generally are secured by 1-4 family homes, conform to federal agency underwriting standards and have a maximum loan-to-value ratio of 80% unless they are protected by mortgage insurance.
     At June 30, 4.36% of residential loans were 30 days or more past due compared to 3.73% a year earlier and 4.74% at March 31. At the end of the second quarter, 1.04% of residential loans were non-performing compared to
 .86% a year earlier and .99% on March 31. Non-performing residential loans and delinquencies have risen for Barnett and the industry as adjustable-rate mortgages have repriced upward. Losses in this portfolio were 2 basis points in the second quarter and have historically been in the 2-to-5 basis point range as Florida residential real estate values have remained stable.
     At June 30, 1.08% of installment loans were 30 days or more past due compared to .79% a year earlier and .96% at March 31. Barnett's installment loan portfolio consists primarily of loans secured by new and used automobiles (60%), home equity loans (21%), government-guaranteed student loans (13%) and other secured loans (2%). Excluding government-guaranteed student loans, less than 4% of installment loans are unsecured.
     At June 30, 3.48% of bank card outstandings were 30 days or more past due, down from 3.58% in the first quarter, but up from 2.52% a year earlier.
     NET CHARGE-OFFS. As shown in TABLE 7, net charge-offs were $39.4 million, up from $27.3 million a year earlier but 5% lower than the first quarter. The increase from last year was primarily a result of increased bank card charge-offs offset by commercial real estate net recoveries. The decrease from last quarter primarily resulted from a $2.6 million decline in installment net losses. Bank card net charge-offs were $14.7 million higher than the same period last year and $1.5 million higher than the first quarter. Net charge-offs in the second quarter represented an annualized .52% of average outstandings, compared to .55% in the first quarter and .37% for the same period last year.
     PROVISION/ALLOWANCE FOR LOAN LOSSES. Barnett's provision expense in the second quarter was $39.4 million, compared to $26.8 million in last year's second quarter and $41.6 million in the first quarter.
     At June 30, the allowance for loan losses stood at $507 million, or 1.66% of outstandings, up slightly from a year ago and March 31. Management considers the allowance appropriate and adequate to cover potential losses inherent in the loan portfolio based on the current economic environment.
     The ratio of the allowance for loan losses to non-performing loans remained a strong 263% at June 30,


        10
- -------------------
BARNETT BANKS, INC.

TABLE 8  CAPITAL RATIOS

June 30--Dollars in Millions                    1996         1995
- -----------------------------------------------------------------
Tier I capital.............................  $ 2,705      $ 2,554
Total risk-based capital...................    3,699        3,297
Total risk-adjusted assets.................   31,009       29,270
- -----------------------------------------------------------------
Tier I capital ratio.......................     8.72%        8.72%
Total risk-based capital ratio.............    11.93        11.26
Tier I leverage ratio......................     6.67         6.31
- -----------------------------------------------------------------
- -----------------------------------------------------------------

compared to 241% a year earlier and 279% in the first quarter.

TAXES
     Barnett's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying this rate to taxable income. The company's estimated effective taxable equivalent tax rate for 1996 is 40% compared to 37% last year, primarily reflecting higher state taxes this year and the utilization of loss carryforwards in 1995.

LIQUIDITY
     For banks, liquidity represents the ability to meet both loan commitments and deposit withdrawals. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs, including variations in the markets served, its asset-liability mix, its reputation and credit standing in the market and general economic conditions.
     In addition to its traditional in-market deposit sources, Barnett has many other sources of liquidity, including proceeds from maturing securities and loans, the sale of securities, asset securitization and other non-relationship funding sources, such as senior or subordinated debt, bank notes, commercial paper and wholesale purchased funds.
     The high proportion of residential and installment loans on Barnett's balance sheet provides it with an exceptional amount of contingent liquidity through the conventional securitization programs that exist today. Management believes that the level of liquidity is sufficient to meet current and future funding requirements.
     During the quarter, the company utilized a commercial paper facility to fund certain mortgage banking and consumer lending activities. Borrowings under this facility were $871 million at June 30.
     As of June 30, the company had $1.4 billion in debt available under existing shelf registrations with the Securities and Exchange Commission.

CAPITAL
     At June 30, shareholders' equity totaled $3.3 billion. The company continued to use internally generated capital to fund the company's common stock repurchase program. The company repurchased 1.4 million shares during the quarter primarily to fund future benefit plan needs. Fully diluted shares outstanding fell to 98.2 million from 105.0 million a year ago and 99.5 million last quarter.
     On April 15, management redeemed the Series A $4.50 Cumulative Convertible preferred stock, which converted into 3.4 million common shares. The company had previously repurchased an equivalent amount of common shares in anticipation of this conversion.
     Shareholders' equity, before deducting the Employee Stock Ownership Plan obligation, was 8.07% of assets at the end of the second quarter, compared to 8.18% a year earlier and 8.09% on March 31.
     Barnett declared a dividend of $.54 for the second quarter, up 15% from the $.47 declared last quarter and representing a dividend payout ratio of 38%.
     The company is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance-sheet financial instruments. Capital guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8%, with at least half of total capital in the form of Tier I capital.
     As TABLE 8 shows, Barnett exceeded these capital guidelines on June 30, with a Tier I capital ratio of 8.72% and a total risk-based capital ratio of 11.93%.
     In addition, a leverage ratio is used in connection with the risk-based capital standards and is defined as Tier I capital divided by average assets for the most recent quarter. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans. On June 30, 1996, Barnett's leverage ratio was 6.67%, up 36 basis points from both a year earlier and March 31 due primarily to lower intangible assets as a result of the HomeSide transaction.

                                                                     11
                                                             -------------------
                                                             BARNETT BANKS, INC.

QUARTERLY AVERAGE BALANCES, YIELDS AND RATES

CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES

                                                                                  1996
                                                         -------------------------------------------------------
                                                                  Second                        First
                                                         --------------------------   --------------------------
                                                                            Average                      Average
                                                         Average              Yield   Average              Yield
Dollars in Millions--Taxable-Equivalent                  Balance  Interest  or Rate   Balance  Interest  or Rate
- ----------------------------------------------------------------------------------------------------------------
ASSETS
Loans(1):
  Commercial, financial and agricultural.............    $ 4,873    $100.8    8.32%   $ 4,821   $ 99.5     8.30%
  Real estate construction...........................        795      19.8   10.02        826     20.9    10.15
  Commercial mortgages...............................      2,078      46.1    8.92      2,155     47.8     8.92
  Residential mortgages..............................     10,303     200.5    7.79     10,729    211.4     7.88
  Installment........................................      9,813     216.3    8.86      9,301    206.0     8.91
  Bank card..........................................      1,746      68.0   15.67      1,756     68.0    15.56
  Credit lines.......................................        756      18.6    9.87        759     19.0    10.08
- ---------------------------------------------------------------------------------------------------------------
    Total loans, net of unearned income..............     30,364     667.3    8.83     30,347    671.2     8.88
- ---------------------------------------------------------------------------------------------------------------
Securities(2):
  Taxable............................................      5,084      79.6    6.28      4,992     75.9     6.09
  Tax-free...........................................        196       5.6   11.36        209      5.8    11.18
- ---------------------------------------------------------------------------------------------------------------
    Total securities.................................      5,280      85.2    6.47      5,201     81.7     6.29
- ---------------------------------------------------------------------------------------------------------------
Federal funds sold and securities purchased under
 agreements to resell................................        689       9.2    5.35        613      8.3     5.44
- ---------------------------------------------------------------------------------------------------------------
    Total earning assets.............................     36,333    $761.7    8.42%    36,161   $761.2     8.45%
- ---------------------------------------------------------------------------------------------------------------
Cash.................................................      1,926                        1,980
Other assets.........................................      3,365                        3,501
Allowance for loan losses............................       (507)                        (506)
- ---------------------------------------------------------------------------------------------------------------
    Total assets.....................................    $41,117                      $41,136
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY
NOW and money market accounts........................    $12,268    $ 58.7    1.93%   $12,599   $ 61.9     1.97%
Savings deposits.....................................      3,213      13.8    1.73      3,310     14.4     1.75
Certificates of deposit under $100,000                     9,747     120.8    4.98      9,867    125.7     5.12
Other time deposits..................................      2,570      34.3    5.36      2,408     33.0     5.52
- ---------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits..................     27,798     227.6    3.29     28,184    235.0     3.35
Federal funds purchased and securities sold under
 agreements to repurchase............................      1,215      15.0    4.96      1,046     13.3     5.14
Other short-term borrowings..........................      1,045      14.1    5.42        942     14.1     6.00
Long-term debt.......................................      1,337      24.7    7.40      1,242     23.5     7.56
- ---------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities...............     31,395    $281.4    3.60%    31,414   $285.9     3.66%
Demand deposits......................................      5,688                        5,661
Other liabilities....................................        735                          748
Preferred equity.....................................          1                           97
Common equity........................................      3,298                        3,216
- ---------------------------------------------------------------------------------------------------------------
    Total liabilities and equity.....................    $41,117                      $41,136
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------
SPREAD AND NET YIELD
Interest rate spread.................................                         4.82%                        4.79%
Cost of funds supporting earning assets..............                         3.12                         3.18
Net yield on earning assets..........................               $480.3    5.30              $475.3     5.27
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------

(1) INCOME ON NON-ACCRUING LOANS IS RECOGNIZED ON A CASH BASIS. INTEREST
    INCOME ON INDIVIDUAL LOAN CATEGORIES IS AT CONTRACTUAL RATES, WHILE TOTAL LOAN INTEREST INCOME IS NET OF REVERSALS OF INTEREST ON NON-ACCRUING LOANS.

(2) AVERAGE YIELDS ON INVESTMENT SECURITIES AVAILABLE FOR SALE HAVE BEEN CALCULATED ON AMORTIZED COST.

        12
- -------------------
BARNETT BANKS, INC.

                                                                                                   1995
                                               --------------------------------------------------------
                                                         Fourth                       Third
                                               --------------------------   --------------------------
                                                                  Average                      Average
                                               Average              Yield   Average              Yield
Dollars in Millions--Taxable-Equivalent        Balance  Interest  or Rate   Balance  Interest  or Rate
- -------------------------------------------------------------------------------------------------------
ASSETS
Loans(1):
  Commercial, financial and agricultural...... $ 4,661   $  99.3    8.46%   $ 4,556   $  97.2    8.47%
  Real estate construction....................     904      23.9   10.51        946      25.0   10.48
  Commercial mortgages........................   2,246      50.0    8.81      2,304      50.7    8.73
  Residential mortgages.......................  11,180     217.7    7.79     11,417     219.4    7.69
  Installment.................................   9,000     202.4    8.92      8,667     195.5    8.95
  Bank card...................................   1,677      63.6   15.05      1,566      62.0   15.69
  Credit lines................................     746      18.9   10.06        735      19.5   10.50
- -------------------------------------------------------------------------------------------------------
    Total loans, net of unearned income.......  30,414     674.5    8.82     30,191     665.8    8.77
- -------------------------------------------------------------------------------------------------------
Securities(2):
  Taxable.....................................   5,471      81.4    5.93      5,771      81.0    5.59
  Tax-free....................................     232       6.4   11.10        356      10.5   11.82
- -------------------------------------------------------------------------------------------------------
    Total securities..........................   5,703      87.8    6.14      6,127      91.5    5.95
- -------------------------------------------------------------------------------------------------------
Federal funds sold and securities purchased
 under agreements to resell...................     148       2.1    5.78         46        .7    5.84
- -------------------------------------------------------------------------------------------------------
    Total earning assets......................  36,265    $764.4    8.39%    36,364    $758.0    8.29%
- -------------------------------------------------------------------------------------------------------
Cash..........................................   2,033                        1,943
Other assets..................................   3,396                        3,332
Allowance for loan losses.....................    (504)                        (503)
- -------------------------------------------------------------------------------------------------------
    Total assets.............................. $41,190                      $41,136
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY
NOW and money market accounts................. $12,598    $ 69.0    2.17%   $12,576    $ 69.6    2.19%
Savings deposits..............................   3,314      16.7    1.99      3,362      16.9    2.00
Certificates of deposit under $100,000........   9,863     130.5    5.25      9,990     133.1    5.29
Other time deposits...........................   2,281      32.3    5.61      2,209      31.2    5.61
- -------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits...........  28,056     248.5    3.51     28,137     250.8    3.54
Federal funds purchased and securities
 sold under agreements to repurchase..........   1,228      17.2    5.55      1,491      21.2    5.65
Other short-term borrowings...................   1,107      17.0    6.11      1,159      18.2    6.24
Long-term debt................................   1,131      22.5    7.98      1,028      20.9    8.11
- -------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities........  31,522    $305.2    3.84%    31,815    $311.1    3.88%
Demand deposits...............................   5,598                        5,340
Other liabilities.............................     717                          634
Preferred equity..............................     104                          214
Common equity.................................   3,249                        3,133
- -------------------------------------------------------------------------------------------------------
    Total liabilities and equity.............. $41,190                      $41,136
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------
SPREAD AND NET YIELD
Interest rate spread..........................                      4.55%                        4.41%
Cost of funds supporting earning assets.......                      3.34                         3.39
Net yield on earning assets...................            $459.2    5.05               $446.9    4.90
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------






                                                                                                    1995
                                                 -------------------------------------------------------
                                                           Second                       First
                                                 --------------------------   --------------------------
                                                                    Average                      Average
                                                 Average              Yield   Average              Yield
Dollars in Millions--Taxable-Equivalent          Balance  Interest  or Rate   Balance  Interest  or Rate
- --------------------------------------------------------------------------------------------------------
ASSETS
Loans(1):
  Commercial, financial and agricultural......   $ 4,555    $ 95.8    8.43%   $ 4,442    $ 91.9    8.39%
  Real estate construction....................       948      25.3   10.69        925      24.2   10.62
  Commercial mortgages........................     2,345      51.0    8.72      2,383      50.5    8.60
  Residential mortgages.......................    11,110     210.2    7.57     10,755     198.9    7.40
  Installment.................................     8,435     185.9    8.84      8,301     176.6    8.63
  Bank card...................................     1,439      59.1   16.47      1,375      53.0   15.64
  Credit lines................................       730      19.2   10.55        718      16.9    9.53
- -------------------------------------------------------------------------------------------------------
    Total loans, net of unearned income.......    29,562     643.7    8.73     28,899     608.0    8.49
- -------------------------------------------------------------------------------------------------------
Securities(2):
  Taxable.....................................     6,194      86.3    5.58      6,702      92.2    5.57
  Tax-free....................................       514      15.5   12.02        593      21.3   14.34
- -------------------------------------------------------------------------------------------------------
    Total securities..........................     6,708     101.8    6.07      7,295     113.5    6.29
- -------------------------------------------------------------------------------------------------------
Federal funds sold and securities purchased
 under agreements to resell...................        47        .7    6.14         92       1.3    5.92
- -------------------------------------------------------------------------------------------------------
    Total earning assets......................    36,317    $746.2    8.23%    36,286    $722.8    8.04%
- -------------------------------------------------------------------------------------------------------
Cash..........................................     2,012                        2,064
Other assets..................................     3,401                        3,007
Allowance for loan losses.....................      (498)                        (499)
- -------------------------------------------------------------------------------------------------------
    Total assets..............................   $41,232                      $40,858
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY
NOW and money market accounts.................   $12,665    $ 73.5    2.33%   $13,198    $ 81.0    2.49%
Savings deposits..............................     3,451      17.2    2.00      3,619      20.3    2.27
Certificates of deposit under $100,000........    10,071     131.5    5.24      9,698     116.3    4.86
Other time deposits...........................     2,133      29.4    5.52      1,983      24.6    5.02
- -------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits...........    28,320     251.6    3.56     28,498     242.2    3.45
Federal funds purchased and securities
 sold under agreements to repurchase..........     1,892      27.9    5.91      1,734      24.4    5.71
Other short-term borrowings...................       838      13.3    6.37        579       8.6    6.02
Long-term debt................................       842      17.8    8.48        815      17.1    8.40
- -------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities........    31,892    $310.6    3.91%    31,626    $292.3    3.75%
Demand deposits...............................     5,382                        5,441
Other liabilities.............................       618                          568
Preferred equity..............................       215                          215
Common equity.................................     3,125                        3,008
- -------------------------------------------------------------------------------------------------------
    Total liabilities and equity..............   $41,232                      $40,858
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------
SPREAD AND NET YIELD
Interest rate spread..........................                        4.32%                        4.29%
Cost of funds supporting earning assets.......                        3.43                         3.27
Net yield on earning assets...................              $435.6    4.80               $430.5    4.77
- -------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------


                                                                     13
                                                             -------------------
                                                             BARNETT BANKS, INC.

                       STATEMENTS OF FINANCIAL CONDITION
                CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES


                                                                          JUNE 30            DECEMBER 31
                                                                         (UNAUDITED)          (AUDITED)
                                                                   ------------------------  -----------
DOLLARS IN THOUSANDS                                                      1996         1995         1995
- --------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks..........................................  $ 2,109,441  $ 2,508,889  $ 2,658,661
Federal funds sold and securities purchased under agreements
 to resell.......................................................    1,054,475       10,207      110,484
Investment securities available for sale.........................    5,024,079    2,521,883    5,133,041
Investment securities held to maturity (fair value $184,187;
 $3,995,632 and $216,066)........................................      173,083    3,982,497      200,960
Loans............................................................   30,484,664   29,993,720   30,514,418
Less: Allowance for loan losses..................................     (506,892)    (502,521)    (505,148)
    Unearned income..............................................      (29,399)     (41,380)     (28,419)
- --------------------------------------------------------------------------------------------------------
    Net loans....................................................   29,948,373   29,449,819   29,980,851
Premises and equipment...........................................    1,076,949    1,025,469    1,078,057
Intangible assets................................................      616,017      801,403      758,297
Other assets.....................................................    1,672,037    1,486,754    1,633,194
- --------------------------------------------------------------------------------------------------------
      Total assets...............................................  $41,674,454  $41,786,921  $41,553,545
- --------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------
LIABILITIES
Demand deposits..................................................  $ 5,673,099  $ 5,614,372  $ 5,938,694
NOW and money market accounts....................................   11,715,564   12,687,050   12,816,304
Savings deposits.................................................    3,149,093    3,417,652    3,292,157
Certificates of deposit under $100,000...........................    9,729,532   10,063,507    9,853,010
Other time deposits..............................................    4,077,923    2,187,632    2,333,403
- --------------------------------------------------------------------------------------------------------
      Total deposits.............................................   34,345,211   33,970,213   34,233,568
Short-term borrowings:
  Federal funds purchased and securities sold under agreements
   to repurchase.................................................      957,787    1,929,649      899,667
  Commercial paper...............................................      870,783      537,125      669,766
  Other short-term borrowings....................................      110,127      452,272      509,516
Other liabilities................................................      869,154      633,351      778,028
Long-term debt...................................................    1,227,716      925,176    1,190,814
- --------------------------------------------------------------------------------------------------------
      Total liabilities..........................................   38,380,778   38,447,786   38,281,359
- --------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock, $.10 par value, 20,000,000 shares
 authorized; issued 10,669; 4,312,289 and 1,960,371..............          267      215,307       97,753
Common stock, $2 par value, 200,000,000 shares authorized;
 issued 96,415,106; 96,465,227 and 94,865,368....................      192,830      192,930      189,731
Contributed capital..............................................      536,057      727,256      575,464
Net unrealized gain (loss) on investment securities available
 for sale........................................................       (2,358)      18,887       38,242
Retained earnings................................................    2,634,837    2,265,325    2,445,810
Less: Employee stock ownership plan obligation, collateralized
 by 2,104,705; 2,495,343 and 2,317,067 shares....................      (67,957)     (80,570)     (74,814)
- --------------------------------------------------------------------------------------------------------
      Total shareholders' equity.................................    3,293,676    3,339,135    3,272,186
- --------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity.................  $41,674,454  $41,786,921  $41,553,545
- --------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

        14
- -------------------
BARNETT BANKS, INC.

                              STATEMENTS OF INCOME
              CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES

                                                                   Three Months               Six Months
For the Periods Ended June 30--Dollars in Thousands (Unaudited) -----------------------  -----------------------
                                                                    1996         1995        1996         1995
- --------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans.......................................................    $664,872     $640,770  $1,333,429   $1,245,936
Investment securities.......................................      83,180       96,323     162,611      202,340
Federal funds sold and securities purchased under agreements
 to resell..................................................       9,175          725      17,465        2,065
- --------------------------------------------------------------------------------------------------------------
  Total interest income.....................................     757,227      737,818   1,513,505    1,450,341
- --------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits....................................................     227,609      251,570     462,559      493,792
Federal funds purchased and securities sold under agreements
 to repurchase..............................................      14,990       27,897      28,347       52,319
Other short-term borrowings.................................      14,081       13,304      28,157       21,889
Long-term debt..............................................      24,718       17,821      48,189       34,931
- --------------------------------------------------------------------------------------------------------------
  Total interest expense....................................     281,398      310,592     567,252      602,931
- --------------------------------------------------------------------------------------------------------------
  Net interest income.......................................     475,829      427,226     946,253      847,410
Provision for loan losses...................................      39,444       26,849      81,042       51,126
- --------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses.......     436,385      400,377     865,211      796,284
- --------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service charges on deposit accounts.........................      58,023       56,079     115,933      111,515
Consumer finance income.....................................      24,342       18,609      55,789       36,168
Trust income................................................      20,586       19,707      41,776       39,064
Credit card discounts and fees..............................      13,137       14,828      24,672       28,983
Mortgage banking income.....................................      18,772       24,980      40,135       33,974
Brokerage income............................................      11,796        7,327      23,015       13,964
Other service charges and fees..............................      35,941       28,605      65,714       56,249
Securities transactions.....................................         340            9      19,302           26
Other income................................................      11,259       12,962      23,419       25,989
- --------------------------------------------------------------------------------------------------------------
  Total non-interest income.................................     194,196      183,106     409,755      345,932
- --------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and employee benefits..............................     207,437      189,962     418,687      366,897
Net occupancy expense.......................................      33,933       31,642      67,353       62,268
Furniture and equipment expense.............................      37,805       35,600      75,134       70,919
Other expense...............................................     121,529      124,721     247,123      245,375
- --------------------------------------------------------------------------------------------------------------
  Total non-interest expense................................     400,704      381,925     808,297      745,459
- --------------------------------------------------------------------------------------------------------------
  Net non-interest expense..................................     206,508      198,819     398,542      399,527
- --------------------------------------------------------------------------------------------------------------
EARNINGS
Income before income taxes..................................     229,877      201,558     466,669      396,757
Income tax provision........................................      90,346       69,381     178,939      135,881
- --------------------------------------------------------------------------------------------------------------
  Net income................................................    $139,531     $132,177  $  287,730   $  260,876
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
Primary:       Earnings per share...........................       $1.42        $1.30       $2.94        $2.57
               Average number of shares.....................  98,093,525   98,072,393  97,060,071   97,835,596
               Dividends on preferred stock.................          $1       $4,550      $2,168       $9,100
Fully Diluted: Earnings per share...........................       $1.42        $1.26       $2.91        $2.49
               Average number of shares.....................  98,219,522  104,997,655  98,975,567  104,954,574
- --------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                     15
                                                             -------------------
                                                             BARNETT BANKS, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES

                                                                                    NET
                                          PREFERRED    COMMON   CONTRIBUTED   UNREALIZED     RETAINED         ESOP
DOLLARS IN THOUSANDS (UNAUDITED)              STOCK     STOCK       CAPITAL   GAIN(LOSS)     EARNINGS   OBLIGATION        TOTAL
- --------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Balance at January 1, 1995...............  $215,307  $193,466    $ 741,654     $(26,998)  $2,098,977     $(88,223)   $3,134,183
Net income...............................                                                    260,876                    260,876
Change in net unrealized gain (loss) on
 investment securities available
 for sale................................                                        45,885                                  45,885
Cash dividends declared:
  Common ($.88 per share)................                                                    (85,413)                   (85,413)
  Preferred..............................                                                     (9,115)                    (9,115)
Issuances of common stock:
  Stock purchase, option and employee
    benefit plans........................               1,614       35,881                                  7,653        45,148
Repurchases of common stock..............              (2,150)     (50,279)                                             (52,429)
- -------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995.................  $215,307  $192,930    $ 727,256     $ 18,887   $2,265,325     $(80,570)   $3,339,135
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Balance at January 1, 1996...............  $ 97,753  $189,731    $ 575,464     $ 38,242   $2,445,810     $(74,814)   $3,272,186
Net income...............................                                                    287,730                    287,730
Change in net unrealized gain (loss)
 on investment securities available
 for sale................................                                       (40,600)                                (40,600)
Cash dividends declared:
  Common ($1.01 per share)...............                                                    (96,523)                   (96,523)
  Preferred..............................                                                     (2,180)                    (2,180)
Issuances of common stock:
  Stock purchase, option and employee
    benefit plans........................               1,483       40,407                                  6,857        48,747
  Preferred stock conversions............   (97,486)    7,318       89,605                                                 (563)
Repurchases of common stock..............              (5,702)    (169,419)                                            (175,121)
- -------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996.................  $    267  $192,830    $ 536,057     $ (2,358)  $2,634,837     $(67,957)   $3,293,676
- -------------------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

        16
- -------------------
BARNETT BANKS, INC.

                           STATEMENTS OF CASH FLOWS
              CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES


FOR THE PERIODS ENDED JUNE 30--DOLLARS IN THOUSANDS (UNAUDITED)                            1996         1995
- -------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income........................................................................  $   287,730  $   260,876
Reconcilement of net income to net cash provided by operating activities:
  Provision for loan losses.......................................................       81,042       51,126
  Gains from securities transactions..............................................      (19,302)         (26)
  Gain on securitization and sale of loans........................................      (47,934)     (26,267)
  Depreciation and amortization...................................................      130,433      108,144
  Employee benefits funded by equity..............................................       12,216       13,288
  Deferred income tax provision (benefit).........................................       (4,562)      26,494
  Decrease in interest receivable.................................................       16,776        9,607
  Increase (decrease) in interest payable.........................................      (10,592)      21,259
  Increase in other assets........................................................     (296,494)     (42,707)
  Increase (decrease) in other liabilities........................................      276,567     (173,182)
  Originations of loans held for sale.............................................   (3,030,481)  (1,482,460)
  Proceeds from sales of loans held for sale......................................    2,879,074    1,043,712
  Other...........................................................................      (11,799)     (19,530)
- -------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by operating activities............................      262,674     (209,666)
- -------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale.............................   (2,191,971)    (332,258)
Proceeds from sales of investment securities available for sale...................      379,665      173,525
Proceeds from maturities of investment securities available for sale..............    1,926,142      460,707
Purchases of investment securities held to maturity...............................       (2,932)    (238,581)
Proceeds from maturities of investment securities held to maturity................       31,074    1,203,716
Net decrease (increase) in loans..................................................       17,539     (752,365)
Purchases of premises and equipment...............................................      (73,916)     (69,542)
Proceeds from sales of premises and equipment.....................................       15,179       26,552
Receipts (payments) related to dispositions and acquisitions, net of cash
 disposed and acquired............................................................      378,249     (465,563)
- -------------------------------------------------------------------------------------------------------------
      Net cash provided by investing activities...................................      479,029        6,191
- -------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in demand, NOW, savings and money market accounts....................   (1,534,036)  (1,856,386)
Net increase in other time deposits...............................................    1,528,310      717,968
Net increase in federal funds purchased and securities sold under agreements
 to repurchase....................................................................       58,120      679,143
Net increase (decrease) in other short-term borrowings............................     (198,372)      16,491
Principal repayments of long-term debt............................................     (213,098)    (102,443)
Proceeds from issuance of medium-term notes.......................................       50,000      475,000
Proceeds from issuance of long-term debt..........................................      200,000           --
Issuance of common stock..........................................................       35,968       31,860
Repurchases of common stock.......................................................     (175,121)     (52,429)
Cash dividends....................................................................      (98,703)     (94,528)
- -------------------------------------------------------------------------------------------------------------
      Net cash used by financing activities.......................................     (346,932)    (185,324)
- -------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents.........................................      394,771     (388,799)
Cash and cash equivalents, January 1..............................................    2,769,145    2,907,895
- -------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, June 30................................................  $ 3,163,916  $ 2,519,096
- -------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------


FOR THE PERIODS ENDED JUNE 30, 1996 AND 1995, INCOME TAX PAYMENTS OF $198 MILLION AND $152 MILLION WERE PAID AND INTEREST OF $578 MILLION AND $583 MILLION WAS PAID, RESPECTIVELY. CASH AND CASH EQUIVALENTS INCLUDES CASH AND DUE FROM BANKS, INTEREST-BEARING DEPOSITS IN OTHER BANKS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND FEDERAL FUNDS SOLD.

FOR EACH OF THE PERIODS ENDED JUNE 30, 1996 AND 1995, $24 MILLION AND $27 MILLION OF LOANS, RESPECTIVELY, WERE TRANSFERRED TO REAL ESTATE HELD FOR SALE.

DURING THE PERIOD ENDED JUNE 30, 1996, THE COMPANY DISPOSED OF $559 MILLION OF NON-CASH ASSETS AND $55 MILLION OF LIABILITIES. DURING THE PERIOD ENDED JUNE 30, 1995, THE COMPANY ACQUIRED $990 MILLION OF NON-CASH ASSETS AND $525 MILLION OF LIABILITIES.

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

     In the opinion of the company's management, all adjustments necessary to fairly present the financial position as of June 30, 1996 and 1995, and the results of operations and cash flows for the periods then ended, all of which are of a normal and recurring nature, have been included.

     The results of operations for the three and six-month periods ended June 30, 1996 may not be indicative of operating results for the year ending December 31, 1996. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications.

     In June 1996, the company consolidated its 32 banking charters into 7. Several of its non-bank affiliates were also consolidated into a resulting subsidary, Barnett Bank, N.A.

     In May 1996, the company completed the sale of its mortgage servicing portfolio and other assets into HomeSide, Inc., a mortgage servicing venture in which the company holds a one-third ownership interest.

B. LOANS

June 30--Dollars in Thousands
Net of Unearned Income                    1996          1995
- ---------------------------------------------------------------
Commercial, financial and
  agricultural. . . . . . . . . . .   $ 4,902,115   $ 4,611,842
Real estate construction. . . . . .       818,364       954,073
Commercial mortgages. . . . . . . .     2,049,812     2,345,161
Residential mortgages . . . . . . .    10,095,321    11,257,370
Installment . . . . . . . . . . . .    10,045,435     8,560,266
Bank card . . . . . . . . . . . . .     1,785,464     1,486,919
Credit lines. . . . . . . . . . . .       758,754       736,709
- ---------------------------------------------------------------
    Total . . . . . . . . . . . . .   $30,455,265   $29,952,340
- ---------------------------------------------------------------
- ---------------------------------------------------------------

C. ALLOWANCE FOR LOAN LOSSES

For the Six Months Ended June 30--
Dollars in Thousands                      1996          1995
- ---------------------------------------------------------------
Beginning balance . . . . . . . . .    $ 505,148      $501,447
Recoveries. . . . . . . . . . . . .       23,935        26,911
Provision expense . . . . . . . . .       81,042        51,126
Loans charged off . . . . . . . . .     (104,784)      (78,654)
Other, net. . . . . . . . . . . . .        1,551         1,691
- ---------------------------------------------------------------
Ending balance. . . . . . . . . . .    $ 506,892      $502,521
- ---------------------------------------------------------------
- ---------------------------------------------------------------





       18
- -------------------
BARNETT BANKS, INC.

D. LONG-TERM DEBT

June 30--Dollars in Thousands             1996          1995
- ---------------------------------------------------------------
7.75% Sinking Fund Debentures,
  due 1997. . . . . . . . . . . . .    $    9,500     $ 10,200
Less: Face value of debentures
  repurchased and held for
  future retirements. . . . . . . .           (72)        (772)
- ---------------------------------------------------------------
   Total outstanding. . . . . . . .         9,428        9,428
8.50% Subordinated Capital Notes, due
  1999. . . . . . . . . . . . . . .       200,000      200,000
Medium-term notes, due in varying
  maturities through 2003, with
  interest from a floating 4.275% to
  a fixed 10.00%. . . . . . . . . .       401,500      376,150
9.875% Subordinated Capital Notes,
  due 2001. . . . . . . . . . . . .       100,000      100,000
10.875% Subordinated Capital Notes,
  due 2003. . . . . . . . . . . . .        55,000       55,000
8.50% Subordinated Capital Notes,
  due 2007. . . . . . . . . . . . .       100,000      100,000
6.90% Subordinated Capital Notes,
  due 2005. . . . . . . . . . . . .       150,000           --
Senior Notes with interest from a
  floating 5.29% due 1998 . . . . .       200,000           --
Mortgage collaterized Bonds, due
  1996 with interest from a floating
  6.348%. . . . . . . . . . . . . .            --       71,927
Capitalized lease obligations . . .        11,788       12,671
- ---------------------------------------------------------------
   Total. . . . . . . . . . . . . .    $1,227,716     $925,176
- ---------------------------------------------------------------
- ---------------------------------------------------------------

E. EARNINGS PER SHARE

     The weighted-average number of shares used in the computation of earnings per share are as follows:

For the  Periods  Ended  June 30--                 Three Months                 Six Months
                                             ------------------------    ------------------------
Dollars in Thousands                               1996          1995          1996          1995
- -------------------------------------------------------------------------------------------------
PRIMARY SHARES
Average common shares outstanding. . . . .   96,603,219    97,082,195    95,570,133    97,031,661
Common shares assumed outstanding
   to reflect dilutive effect of:
   Convertible preferred stock . . . . . .       27,776        31,936        28,112        31,936
   Common stock options. . . . . . . . . .    1,462,530       958,262     1,461,826       771,999
- -------------------------------------------------------------------------------------------------
   Total . . . . . . . . . . . . . . . . .   98,093,525    98,072,393    97,060,071    97,835,596
- -------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------
Adjustments for preferred dividends. . . .           $1        $4,550        $2,168        $9,100
- -------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------


                                                      Three Months                 Six Months
                                                   ------------------          ------------------
For the Periods Ended June 30                      1996          1995          1996          1995
- -------------------------------------------------------------------------------------------------
FULLY DILUTED SHARES
Average common shares outstanding. . . . .   96,603,219    97,082,195    95,570,133    97,031,661
Common shares assumed outstanding
   to reflect dilutive effect of:
   Convertible preferred stock . . . . . .      153,773     6,716,876     1,943,608     6,716,876
   Common stock options. . . . . . . . . .    1,462,530     1,198,584     1,461,826     1,206,037
- -------------------------------------------------------------------------------------------------
   Total . . . . . . . . . . . . . . . . .   98,219,522   104,997,655    98,975,567   104,954,574
- -------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------



                                                                    19
                                                            -------------------
                                                            BARNETT BANKS, INC.

                                Barnett Banks, Inc.
                               Post Office Box 40789
                          Jacksonville Florida 32203-0789
                               Telephone: 904/791-7720