Form 10-Q
period 1996-09-30
BARNETT BANKS INC
filed 1996-11-12
CIK 10012

[LOGO]
                                                           THIRD QUARTER
                                                           1996

                                                           FORM 10-Q

                                                           BARNETT BANKS, INC.


                                [PHOTO]

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period                          Commission file number 1-7901.
ended September 30, 1996



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


              Barnett Banks, Inc. Common Stock - September 30, 1996:
                           191,124,776 shares outstanding

BARNETT BANKS, INC.
FINANCIAL REVIEW AND FORM 10-Q


TABLE OF CONTENTS



PART I-FINANCIAL INFORMATION
------------------------------------------------------------------------------

Consolidated Financial Highlights .........................................  3
Management Discussion (Item 2) ............................................  4
  Quarterly Average Balances, Yields and Rates ............................ 12
Financial Statements (Item 1):
  Statements of Financial Condition ....................................... 14
  Statements of Income .................................................... 15
  Statements of Changes in Shareholders' Equity ........................... 16
  Statements of Cash Flows ................................................ 17
  Notes to Financial Statements ........................................... 18

PART II-OTHER INFORMATION
------------------------------------------------------------------------------

EXHIBITS AND REPORTS ON FORM 8-K (ITEM 6)

  Exhibit 11, "Statement Re: computation of per share earnings," is included in the Notes to Financial Statements on page 19 of this report.







BARNETT BANKS, INC. AND SUBSIDIARIES
FORM 10-Q, SEPTEMBER 30, 1996


SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BARNETT BANKS, INC.

Dated: November 8, 1996                 /s/ Charles W. Newman
                                        ------------------------------------
                                        Charles W. Newman
                                        Chief Financial Officer

Dated: November 8, 1996
                                        /s/ Patrick J. McCann
                                        ------------------------------------
                                        Patrick J. McCann
                                        Controller

        2
-------------------
BARNETT BANKS, INC.

CONSOLIDATED FINANCIAL HIGHLIGHTS
Restated for 2-for-1 stock split in September 1996


                                                                      Three Months                        Nine Months
                                                               ---------------------------          --------------------------
For the Periods Ended September 30--
Dollars in Millions Except Per Share Data                       1996      1995      Change          1996      1995      Change
------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Net interest income (taxable-equivalent).....................  $469.0    $446.9       5%          $1,424.6  $1,312.9      9%
Provision for loan losses....................................    44.9      34.2      31              126.0      85.3     48
Non-interest income (excluding securities transactions)......   194.8     182.6       7              585.3     528.5     11
Securities transactions......................................      --        .1      --               19.3        .1     --
Non-interest expense (excluding SAIF assessment).............   384.4     379.3       1            1,192.7   1,124.7      6
SAIF assessment..............................................    24.5        --      --               24.5        --     --
Net income (excluding SAIF assessment).......................   142.3     134.1       6              430.0     395.0      9
Net income...................................................   127.0     134.1      (5)             414.7     395.0      5
==============================================================================================================================
PER COMMON SHARE
Fully diluted net income (excluding SAIF assessment).........  $  .73    $  .65      12%          $   2.18  $   1.89     15%
Fully diluted net income.....................................     .65       .65      --               2.10      1.89     11
Dividends declared...........................................     .27       .24      13                .78       .68     15
Book value(1)................................................   17.72     16.87       5              17.72     16.87      5
Stock price:
   High......................................................   34.06     29.44      16              34.06     29.44     16
   Low.......................................................   29.25     25.63      14              27.75     19.38     43
   Close.....................................................   33.75     28.31      19              33.75     28.31     19
==============================================================================================================================
KEY RATIOS
Return on assets(2)..........................................    1.40%     1.30%      8%              1.40%     1.28%     9%
Return on equity(2)..........................................   17.19      16.02      7              17.33     15.94      9
Net yield on earning assets..................................    5.22       4.90      7               5.27      4.83      9
Overhead ratio(2)............................................   57.91      60.25     (4)             59.34     61.08     (3)
Shareholders' equity to total assets(1)......................    8.21       8.27     (1)              8.21      8.27     (1)
Leverage ratio...............................................    6.84       6.35      8               6.84      6.35      8
Total risk-based capital ratio...............................   11.98      12.02     --              11.98     12.02     --
==============================================================================================================================
AVERAGE BALANCES
Assets....................................................... $40,651    $41,136     (1)%          $40,967   $41,076     --
Deposits.....................................................  32,673     33,477     (2)            33,332    33,704     (1)%
Loans, net of unearned income................................  30,547     30,191      1             30,419    29,555      3
Earning assets...............................................  35,843     36,364     (1)            36,111    36,323     (1)
Shareholders' equity.........................................   3,311      3,347     (1)             3,308     3,304     --
Fully diluted shares (thousands)............................. 194,892    206,937     (6)           197,355   209,222     (6)
==============================================================================================================================
PERIOD-END
Assets...........................................................................................  $41,271   $41,175     --
Deposits.........................................................................................   33,238    33,248     --
Loans, net of unearned income....................................................................   30,638    30,469      1%
Long-term debt...................................................................................    1,227     1,151      7
Preferred stock..................................................................................       --       213     --
Shareholders' equity.............................................................................    3,323     3,328     --
Common shares (thousands)........................................................................  191,125   189,193      1
==============================================================================================================================

(1) COMPUTED ON EQUITY BEFORE DEDUCTION OF THE EMPLOYEE STOCK OWNERSHIP PLAN OBLIGATION.
(2) EXCLUDING $24.5 MILLION PRE-TAX SAIF ASSESSMENT DURING THE THIRD QUARTER OF 1996.


                                                                   3
                                                           -------------------
                                                           BARNETT BANKS, INC.

MANAGEMENT DISCUSSION


TABLE 1  SELECTED QUARTERLY DATA

                                                                           1996                              1995
                                                                  -----------------------      ---------------------------------
Dollars in Millions Except Per Share Data--Taxable-Equivalent     THIRD   Second    First      Fourth    Third   Second    First
--------------------------------------------------------------------------------------------------------------------------------
Net interest income ...........................................  $469.0   $480.3   $475.3      $459.2   $446.9   $435.6   $430.5
Provision for loan losses .....................................    44.9     39.4     41.6        37.2     34.2     26.8     24.3
--------------------------------------------------------------------------------------------------------------------------------
Net interest income after loan loss provision .................   424.1    440.9    433.7       422.0    412.7    408.8    406.2
Non-interest income (excluding
     securities transactions) .................................   194.8    193.9    196.6       185.5    182.6    183.1    162.8
Securities transactions .......................................      --       .3     19.0         4.9       .1       --       --
Non-interest expense (excluding SAIF assessment) ..............   384.4    400.7    407.6       393.9    379.3    381.9    363.5
SAIF assessment ...............................................    24.5       --       --          --       --       --       --
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes ....................................   210.0    234.4    241.7       218.5    216.1    210.0    205.5
Income tax provision ..........................................    78.8     90.4     88.6        75.0     75.4     69.4     66.5
Taxable-equivalent adjustment .................................     4.2      4.5      4.9         5.2      6.6      8.4     10.3
--------------------------------------------------------------------------------------------------------------------------------
          Net income ..........................................  $127.0   $139.5   $148.2      $138.3   $134.1   $132.2   $128.7
================================================================================================================================
Primary net income per common share ...........................    $.65     $.71     $.76        $.69     $.67     $.65     $.64
Fully diluted net income per common share                           .65      .71      .74         .67      .65      .63      .61
================================================================================================================================

SUMMARY
     ON SEPTEMBER 6, BARNETT COMPLETED A 2-FOR-1 STOCK SPLIT. ALL HISTORICAL DATA USED IN THIS REPORT HAS BEEN RESTATED TO REFLECT THE SPLIT.
     Barnett reported third quarter earnings of $127.0 million, or $.65 per share, which included a special charge for a potential assessment to recapitalize the Savings Association Insurance Fund (SAIF). Excluding this $24.5 million, or $.08 per share, charge, third quarter earnings per share rose 12% to $.73 from $.65 per share a year earlier.
     For the first nine months of 1996, Barnett's earnings per share, excluding the SAIF assessment, rose 15% from a year ago to $2.18 per share.
     Third quarter results, excluding the SAIF assessment, demonstrated continued improved profitability. Return on assets in the third quarter increased to 1.40% from 1.30% a year earlier and return on shareholders' equity increased to 17.19% from 16.02%.
     The third quarter results reflect the first full quarter impact of the formation of HomeSide Lending Inc., a mortgage banking venture to which Barnett sold its mortgage servicing business. The company holds a one-third ownership interest and the remainder is owned by Bank Boston Corporation and two equity investors.
     Third quarter revenue rose $34.3 million, or 5%, over the third quarter of 1995 to $663.9 million, but was $10.7 million below the second quarter. Third quarter taxable-equivalent net interest income rose $22.1 million, or 5%, from the same period last year to $469.0 million, due to an increase of 32 basis points in the net yield on earning assets partially offset by a 1% decline in earning assets. The increase in the net yield from last year was largely the result of lower funding costs and strategic decisions by the company that favorably changed the mix of earning assets. Net interest income fell $11.3 million from the second quarter as the net yield on earning assets decreased 8 basis points and average earning assets fell $490 million, reflecting lower escrow deposit balances as a result of the HomeSide venture.
     Non-interest income rose 7% from a year earlier to $194.9 million. The increase from last year was largely the result of growth in consumer finance income, investment services revenue and other retail fees. The modest increase from the second quarter reflects strong growth in consumer finance income partially offset by lower mortgage banking income as a result of the sale of the company's mortgage servicing business to the HomeSide venture.
     Non-interest expense, excluding the SAIF assessment, increased $5.2 million from last year, but fell $16.3 million from the second quarter to $384.4 million. Barnett's overhead ratio, which excludes the SAIF assessment, fell to 57.91% from 60.25% a year earlier and 59.43% in the second quarter.
     The provision for loan losses was $44.9 million in the third quarter compared to $34.2 million last year and $39.4 million in the second quarter. Net charge-offs of $45.1 million in the third quarter were $11.0 million higher than the same period last year and $5.6 million higher than the second quarter, primarily due to increased bank card charge-offs. Third quarter net charge-offs represented an annualized .59% of average loans. Non-performing assets of $251.1 million on September 30 represented .82% of gross loans plus real estate held for sale.
     In October, the company entered into a strategic alliance with Household Credit Services, Inc. to jointly build and manage Barnett's credit card business. As part of that transaction, Barnett sold $776 million of non-core credit card outstandings to Household. The transaction closed in October and the company anticipates it will be


        4
-------------------
BARNETT BANKS, INC.

                                                         MANAGEMENT DISCUSSION


accretive to earnings within the first 12 months.
     Selected quarterly data is provided in TABLE 1.

EARNING ASSETS
      LOANS. Average loans rose $356 million from a year earlier and $183 million from the second quarter to $30.5 billion, despite a reduction in residential mortgages as the company continued to utilize liquidity from amortizing residential mortgages to fund higher yielding loans.
     Installment loans rose $1.5 billion, or 18%, from the same period last year and $375 million, or an annualized growth rate of 15%, from the second quarter to $10.2 billion. Expansion of indirect automobile lending to new markets and increased home equity loans originated through the EquiCredit franchise were the principal factors in the growth of the installment loan portfolio. The volume of automobile loans, the largest component of installment loans, is dependent upon new and used automobile sales, which can vary depending on economic conditions and other factors.
     Residential mortgage loans fell 12%, or $1.4 billion, from last year and $297 million from the second quarter to $10.0 billion. These reductions reflect management's decision to utilize the liquidity from amortizing residential mortgages to fund growth in loan categories with higher risk-adjusted rates of return. Also contributing to the decline was the sale to HomeSide of the company's pipeline of loans held for sale. At the end of the third quarter, 75% of the residential loan portfolio consisted of adjustable-rate mortgages. Most of these mortgages reprice annually based on a spread over the one-year constant maturity Treasury index. This repricing is limited by annual and lifetime caps.
     Commercial loans grew 9% from last year and at an annualized rate of 7% from the second quarter to $5.0 billion. Commercial real estate loans decreased 13% from a year earlier and $40 million from the second quarter to $2.8 billion.


TABLE 2  INTEREST RATE SENSITIVITY ANALYSIS
                                                                                                            Non-Rate
                                                                                                           Sensitive
                                                                      0-30      31-90    91-180   181-365   and Over
September 30, 1996--Dollars in Millions                               Days       Days      Days      Days   One Year      Total
-------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural............................ $ 3,659    $   162    $  111    $  198    $   961    $ 5,091
Real estate construction..........................................     763         13         9         8         17        810
Commercial mortgages..............................................     990        135       143       213        523      2,004
Residential mortgages.............................................   1,023      1,328     1,675     3,186      2,675      9,887
Installment.......................................................   2,167      1,088     1,037     1,711      4,270     10,273
Other loans.......................................................   2,043                                       530      2,573
-------------------------------------------------------------------------------------------------------------------------------
      Total loans(1)..............................................  10,645      2,726     2,975     5,316      8,976     30,638
Securities(1).....................................................     333        549       540       689      3,003      5,114
Federal funds sold and securities purchased under agreements
   to resell......................................................       5                                                    5
-------------------------------------------------------------------------------------------------------------------------------
      Total earning assets........................................ $10,983    $ 3,275    $3,515    $6,005    $11,979    $35,757
===============================================================================================================================
NOW and money market accounts(1).................................. $ 6,940                                   $ 4,694    $11,634
Savings deposits(1)...............................................   1,001                                     2,004      3,005
Time deposits.....................................................   2,183    $ 2,086    $3,108    $2,678      2,756     12,811
-------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits.............................  10,124      2,086     3,108     2,678      9,454     27,450
Short-term borrowings.............................................   2,456                                                2,456
Long-term debt....................................................       3        458        50         9        707      1,227
-------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing liabilities.......................... $12,583    $ 2,544    $3,158    $2,687    $10,161    $31,133
===============================================================================================================================
Gap before interest rate swaps.................................... $(1,600)   $   731    $  357    $3,318    $ 1,818
Interest rate swaps...............................................  (2,130)    (1,779)       30       820      3,059
-------------------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap adjusted for interest rate swaps....  (3,730)    (1,048)      387     4,138      4,877
Cumulative adjusted interest rate sensitivity gap.................  (3,730)    (4,778)   (4,391)     (253)
Cumulative adjusted gap as a percentage of earning assets:
   September 30, 1996.............................................  (10.43)%   (13.36)%  (12.28)%    (.71)%
   September 30, 1995.............................................   (8.61)     (9.25)    (3.41)     7.59
===============================================================================================================================

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

                                                                   5
                                                           -------------------
                                                           BARNETT BANKS, INC.

MANAGEMENT DISCUSSION



TABLE 3 DERIVATIVE FINANCIAL INSTRUMENTS

                                                                            Weighted Average Interest Rate
                                                                        ------------------------------------------      Average
                                              Notional   Replacement    Receive                   Pay                  Maturity
September 30--Dollars in Millions               Amount         Value       Rate(1)     Index     Rate(1)     Index     In Years
-------------------------------------------------------------------------------------------------------------------------------
1996
Interest rate swaps:
     Basis swap...............................  $   50       $   .61       5.44%       LIBOR     5.85%         CMT         1.33
     Generic swaps:
          Receive fixed.......................   4,025        (23.12)      5.53        FIXED     5.59        LIBOR         1.32
          Pay fixed...........................     116           .93       5.73        LIBOR     5.84        FIXED         2.28
Interest rate floors..........................     250          1.03       6.00(2)     LIBOR       --           --         1.25
-------------------------------------------------------------------------------------------------------------------------------
Total.........................................  $4,441       $(20.55)      5.56%                 5.60%                     1.34
===============================================================================================================================
1995
Interest rate swaps:
     Basis swap...............................  $   50       $   .54       5.87%       LIBOR     5.20%         CMT         2.33
     Generic swaps:
          Receive fixed.......................   2,340         (7.12)      5.16        Fixed     5.85        LIBOR         1.25
          Pay fixed...........................     267          (.42)      5.91        LIBOR     6.38        Fixed         1.99
     Index-principal swaps....................     250         (1.48)      4.47        Fixed     5.88        LIBOR          .32(3)
Interest rate floors..........................     250          2.64       6.00(2)     LIBOR       --           --         2.26
-------------------------------------------------------------------------------------------------------------------------------
Total.........................................  $3,157       $ (5.84)      5.25%                 5.89%                     1.34
===============================================================================================================================

(1) BASED UPON CONTRACTUAL RATES AT SEPTEMBER 30.
(2) THE COMPANY RECEIVES INTEREST EQUAL TO THE AMOUNT BY WHICH LIBOR IS LESS THAN 6.00%.
(3) THE MATURITY OF INDEX-PRINCIPAL SWAPS CAN EXTEND TO A MAXIMUM AVERAGE OF
    1.8 YEARS.

     Credit line and bank card outstandings grew 11%, or $256 million, from last year and at an annualized rate of 9% from the second quarter to $2.6 billion. The growth from last year reflects expanded marketing through the first quarter of 1996 of the credit card both within Florida and in neighboring markets. The growth from last quarter primarily reflects increased usage of previously authorized lines.
     As part of the agreement with Household, the company sold $776 million of non-core credit card outstandings in October, which will result in lower credit card balances beginning in the fourth quarter.
     INVESTMENT SECURITIES AND OTHER EARNING ASSETS. The company's $5.2 billion securities portfolio, with an average life of 1.40 years, consists primarily of AAA or equivalent-rated securities. U.S. Treasury securities comprised 47% of the portfolio at September 30. Average securities fell $966 million, or 16%, from the same period last year reflecting the deployment of liquidity from maturing securities into higher yielding loans. Federal funds sold and securities purchased under agreements to resell rose $89 million. Average securities fell $119 million and federal funds sold and securities purchased under agreements to resell fell $554 million from the second quarter, primarily due to reduced funding needs related to the HomeSide venture.
     At September 30, the available-for-sale securities portfolio had a $1.8 million unrealized gain compared to a $39.6 million unrealized gain at September 30, 1995 and a $3.7 million unrealized loss at June 30, 1996.

DEPOSITS AND OTHER FUNDING SOURCES
     DEPOSITS. Average deposits declined $804 million from a year ago and $813 million from the second quarter to $32.7 billion. Transaction, money market and savings account balances dropped $1.0 billion from a year ago and $938 million during the quarter, largely due to the transfer of mortgage escrow deposits to HomeSide. The reduction from the second quarter also reflected seasonal outflows. CD balances rose $243 million from a year ago and $125 million during the quarter.
     OTHER FUNDING SOURCES. Average federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings decreased $132 million, or 5%, from the same period last year but increased $258 million during the quarter to $2.5 billion.
     The company issues commercial paper to fund consumer lending activities. As of September 30, Barnett's commercial paper outstandings totaled $416 million compared to $871 million as of June 30 and $709 million as of September 30, 1995.

ASSET-LIABILITY MANAGEMENT
     Net interest income, the company's primary source of revenue, is affected by changes in interest rates as well as fluctuations in the level and duration of assets and liabilities contained on the company's balance sheet. The impact of changes in interest rates on the company's net interest income represents Barnett's level of interest rate risk.
     Interest rate sensitivity is primarily a function of the repricing structure of the company's balance sheet. TABLE 2 on page 5 shows this structure as of September 30, with each maturity interval referring to the earliest repricing opportunity (i.e., the earlier

        6
-------------------
BARNETT BANKS, INC.

                                                         MANAGEMENT DISCUSSION


TABLE 4  CHANGE IN NET INTEREST INCOME

                                                           Three Months                                  Nine Months
                                                 -----------------------------------         -----------------------------------
                                                  Change from Previous Year Due to:           Change from Previous Year Due to:
For the Periods Ended September 30, 1996--       -----------------------------------         -----------------------------------
Taxable-Equivalent Dollars in Millions           Volume     Rate(1)     Total Change         Volume     Rate(1)     Total Change
--------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans........................................ $ 15.8    $ (9.7)            $  6.1         $  77.9   $ 15.0             $ 92.9
   Taxable securities...........................  (11.0)      7.9               (3.1)          (50.0)    23.9              (26.1)
   Tax-free securities..........................   (5.4)      (.1)              (5.5)          (28.5)    (2.3)             (30.8)
   Federal funds sold and securities purchased
      under agreements to resell................    1.3       (.2)               1.1            18.4     (1.9)              16.5
--------------------------------------------------------------------------------------------------------------------------------
      Total interest income.....................    0.7      (2.1)              (1.4)           17.8     34.7               52.5
--------------------------------------------------------------------------------------------------------------------------------
Interest expense:
   NOW and money market accounts................   (4.9)     (5.3)             (10.2)          (11.0)   (33.2)             (44.2)
   Savings deposits.............................   (1.4)     (2.1)              (3.5)           (4.3)    (8.4)             (12.7)
   Certificates of deposit under $100,000.......   (2.6)     (8.0)             (10.6)           (4.5)    (7.4)             (11.9)
   Other time deposits..........................    6.1      (1.6)               4.5            17.4       .4               17.8
--------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits...........   (2.8)    (17.0)             (19.8)           (2.4)   (48.6)             (51.0)
   Federal funds purchased and securities
      sold under agreements to repurchase.......    8.1      (2.4)               5.7           (12.1)    (6.2)             (18.3)
   Other short-term borrowings..................  (11.2)      (.4)             (11.6)           (2.4)    (3.0)              (5.4)
   Long-term debt...............................    4.0      (1.8)               2.2            23.2     (7.7)              15.5
--------------------------------------------------------------------------------------------------------------------------------
      Total interest expense....................   (1.9)    (21.6)             (23.5)            6.3    (65.5)             (59.2)
--------------------------------------------------------------------------------------------------------------------------------
      Net interest income....................... $  2.6    $ 19.5             $ 22.1         $  11.5   $100.2             $111.7
================================================================================================================================

(1) INCLUDES CHANGES IN INTEREST INCOME AND EXPENSE NOT DUE SOLELY TO VOLUME OR RATE CHANGES.



of scheduled contractual maturity or repricing date) for each asset and liability category. The resulting gap is one measure of the sensitivity of earnings to changes in interest rates.
     In order to more appropriately reflect the repricing structure of the company's balance sheet, management has made certain adjustments to the balances shown in the table. Based on historical and industry data, an estimate of the expected prepayments of amortizing loans and investment securities is reflected in the balances in the table. Changes in the economic and interest rate environments may impact these expected prepayments.
     Similarly, an adjustment to deposits is made to reflect the behavioral characteristics of certain core deposits that do not have specified maturities (i.e., interest-bearing checking, savings and money market deposit accounts). The footnote accompanying the table more fully explains the specific adjustments made to the analysis. This interest rate sensitivity analysis indicates that the company was liability sensitive on September 30, with a cumulative six-month negative gap of 12.28%.
     In addition to gap analysis, management uses rate-shock simulation and duration of equity to measure the rate sensitivity of its balance sheet. Rate-shock simulation is a modeling technique used to estimate the impact of changes in rates on the company's net interest margin. Duration of equity measures the change in the market value of the company's equity resulting from a change in interest rates. It is designed to evaluate the economic impact of rate changes for periods that extend beyond the time horizons targeted by gap and rate shock simulation analysis. These analyses, which analyze longer term impacts of rate changes, indicate that Barnett is relatively rate neutral. The company's rate shock simulation indicates that an instantaneous 1% change in interest rates would have less than a 2% impact on net interest income over a twelve-month period. This simulation is based on the company's business mix, as well as interest rate exposures at a point in time and includes a parallel shift of the yield curve. It also requires certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. This simulation is a useful measure of the company's sensitivity to changing rates; it is not a forecast of future results and is based on many assumptions, which if changed, could cause a different outcome from the simulation.
     The primary objective of Barnett's asset-liability management is to maximize net interest income while maintaining acceptable levels of interest-rate sensitivity. The Asset-Liability Management Committee sets specific rate-sensitivity limits for the company. The committee monitors and adjusts the company's exposure to changes in interest rates to achieve predetermined risk targets that it believes are consistent with current and expected market conditions. Management strives to minimize the negative impact on net interest income caused by changes in interest rates. At this time, management believes the company's asset-liability mix is sufficiently balanced within a broad range of interest rate scenarios to minimize the impact of significant rate movements.

                                                                   7
                                                           -------------------
                                                           BARNETT BANKS, INC.

MANAGEMENT DISCUSSION


TABLE 5  OTHER NON-INTEREST EXPENSE

                                                                       1996                                 1995
                                                             -------------------------    ------------------------------------
Dollars in Thousands                                         THIRD    Second     First    Fourth     Third    Second     First
------------------------------------------------------------------------------------------------------------------------------
Advertising and marketing................................ $ 11,098  $ 12,693  $ 13,905  $ 11,959  $  8,407  $  7,737  $  5,416
Amortization of intangibles..............................   11,970    13,043    13,440    13,031    13,415    14,022    12,326
Communications...........................................   11,554    11,416    10,970    10,349    10,852    10,464     9,321
Expenses and provision on real estate held for sale......    3,696     3,384     2,409     2,280     2,901     3,418     3,513
FDIC assessments.........................................    2,545     2,514     2,720     5,517       612    18,565    18,533
Franchise and credit card fees...........................    3,800     3,733     4,531     5,235     5,184     5,613     4,398
Outside computer services................................    8,637     8,973     9,739     8,474     8,220     7,494     7,790
Postage..................................................    6,147     7,390     6,920     6,553     6,878     6,584     6,311
Stationery and supplies..................................    5,936     5,634     5,762     6,169     4,750     4,770     4,708
Insurance, taxes and other...............................   44,260    52,749    55,198    54,887    57,713    46,054    48,338
------------------------------------------------------------------------------------------------------------------------------
     Total............................................... $109,643  $121,529  $125,594  $124,454  $118,932  $124,721  $120,654
==============================================================================================================================


     Barnett controls its interest rate risk by managing the level and duration of certain balance sheet assets and liabilities. The company also uses off-balance-sheet instruments (derivatives) to manage its interest rate sensitivity position. Barnett ensures that both balance sheet and off-balance-sheet instruments used for asset-liability management purposes are consistent with safe and sound banking practices.
     The company's derivative portfolio used for asset-liability management purposes, summarized in TABLE 3 on page 6, had a notional amount of $4.4 billion at September 30. This portfolio consisted of $4.2 billion of interest rate swaps, of which $425 million was added in the third quarter, and $250 million of interest rate floors. The swap portfolio consists of fixed-term, non-amortizing interest rate swaps, which primarily mature beginning January 1997 through September 1999. Most of the company's swaps involve receipt of fixed cash flows in exchange for variable (primarily LIBOR-based) cash flows. The purpose of the swaps is to convert variable cash flows from floating-rate loans to fixed cash flows. The derivatives reduce the sensitivity of the net interest margin to flat or falling interest rates.
     The swap portfolio performed as expected during the quarter, as the value of derivatives instruments entered into to protect the company in a declining rate environment fell in value due to a modest rise in interest rates during the period. Since the company is relatively rate neutral, the overall impact of rising rates was neutral. The replacement value related to the company's derivatives portfolio was a negative $20.6 million on September 30, 1996 compared to a negative $5.8 million on the same date last year and a negative $28.6 million on June 30.
     The derivatives portfolio, including the amortization of deferred gains on interest rate floors, increased net interest income in the third quarter of 1996 by $1.0 million, representing a 1 basis point increase in the net yield on earning assets. The swap portfolio reduced third quarter 1995 net interest income by $6.6 million, representing a 7 basis point reduction in the net yield on earning assets.
     Barnett manages the counterparty exposure of its derivatives in a manner consistent with the granting of credit. Any exposure is generally measured by the market replacement value at any point in time. Barnett utilizes collateral exchange agreements with derivatives counterparties in order to control the level of credit exposure to these entities.

NET INTEREST INCOME
     Barnett's taxable-equivalent net interest income, which represented 71% of revenues, was $469.0 million in the third quarter, up $22.1 million from a year earlier, but $11.3 million below the second quarter. The increase from last year primarily reflects a higher net yield on earning assets while the decrease from last quarter reflects a lower net yield and reduced earning assets. TABLE 4 on page 7 shows the changes in net interest income by category due to shifts in volume and rate.
     The net yield on earning assets rose to 5.22% from 4.90% a year earlier, but was down 8 basis points from 5.30% in the second quarter. The expansion of the net interest margin from last year was primarily due to the increase in higher yielding loans as a percentage of earning assets and a decrease in funding costs. Loans grew from 83% of earning assets in the third quarter of 1995 to 85% in the third quarter of 1996. The rate paid on interest-bearing liabilities fell 18 basis points from last year. Lower rates paid on NOW, money market and savings accounts more than offset the higher cost as a result of the migration of balances from transaction accounts to time deposits.
     The decrease in the net yield on earning assets from the second quarter was driven by the change in financial presentation of mortgage servicing costs resulting from the HomeSide venture, partially offset by the shift from residential mortgages to higher yielding commercial and consumer loans.
     Third quarter operating results reflect the first full quarter impact of the HomeSide venture. The impact of this transaction is evident in the decrease in net interest margin, mortgage banking income and non-interest expense. Prior reporting had reflected internal mortgage servicing costs in non-interest expense. As a result of the venture, these expenses became third party costs and are now netted

        8
-------------------
BARNETT BANKS, INC.

                                                         MANAGEMENT DISCUSSION


against interest on residential loans, resulting in lower net interest income.

NON-INTEREST INCOME
     Non-interest income rose 7% from a year ago to $194.9 million. Consumer finance income, brokerage commissions and other retail fees showed healthy gains. Non-interest income was up slightly from the second quarter, due to the growth in consumer finance income partially offset by the lower mortgage banking income as a result of the full quarter impact of the HomeSide venture.
     Consumer finance income rose 30%, or $7.1 million, from the same period a year ago and 25%, or $6.0 million, from the second quarter. The increases reflect increased securitization volumes and the adoption of Statement of Financial Accounting Standards (SFAS) No. 122, Accounting for Mortgage Servicing Rights. Consumer finance income of $30.4 million represents revenue generated through the company's quarterly securitization program of consumer finance loan production and related loan servicing.
     Brokerage income grew 31% from a year ago to $10.3 million, primarily reflecting a significant increase in annuity and mutual fund sales.
     Mortgage banking income fell $1.5 million from the same period last year and $4.3 million from the second quarter to $14.5 million. The decrease from the second quarter reflects the full quarter impact of the HomeSide venture.
     Other service charges and fees rose 17%, or $5.1 million, from last year to $35.4 million, reflecting higher retail fees which includes the new ATM surcharge.
     Credit card fees fell $2.4 million, or 16%, from last year's third quarter as the company entered into a joint venture in January to perform bank card merchant processing. As a result of this new structure, the company now records its share of the net income from the venture under the equity method of accounting rather than gross revenues and expenses.

NON-INTEREST EXPENSE
     Non-interest expense, excluding the $24.5 million SAIF assessment, rose 1%, or $5.2 million, from a year ago but fell 4%, or $16.3 million, from the second quarter. The increase from last year reflects the company's spending on strategic initiatives to diversify sources of revenue, improve marketing and expand the use of technology for competitive advantage, offset by the impact of the HomeSide venture. The decrease from last quarter reflects the full quarter impact of transferring costs associated with the residential loan servicing operation to HomeSide, partially offset by continued spending on strategic initiatives.
     The overhead ratio, which excludes the SAIF assessment, was 57.91% in the third quarter, below last year's 60.25% and the prior quarter's 59.43%. The lower overhead ratio was achieved as Barnett continued to focus on operating businesses where it has the greatest market opportunity as well as processing scale and product expertise. The company has recently outsourced or formed alliances to run businesses where it does not have those advantages.
     Salaries and benefits increased $8.9 million from the same period last year, primarily due to staffing related to strategic initiatives and higher performance-based compensation. The $6.2 million decrease from the second quarter primarily represents the full quarter impact of the HomeSide venture and lower pension expense. The company had 19,045 full-time equivalent employees in the third quarter, compared to 19,475 during the second quarter and 19,091 a year ago.
     Other expense, excluding the SAIF assessment, decreased 8%, or $9.3 million, from last year, reflecting the impact of HomeSide partially offset by increased marketing and technology expenses related to strategic initiatives. Other expense decreased 10%, or $11.9 million, from the second quarter reflecting the full quarter impact of HomeSide. Other expense for the past seven quarters is shown in TABLE 5.
     The FDIC has advised that it will levy a special assessment to recapitalize the Savings Association Insurance Fund (SAIF) as a result of legislation signed into law on September 30, 1996. The company recognized $24.5 million in expense in the third quarter related to this assessment.

ASSET QUALITY
     RISK ELEMENTS. As shown in TABLE 6, non-performing assets were $251 million on September 30, representing .82% of gross loans plus real estate held for sale. By comparison, non-performing assets stood at $282


TABLE 6  NON-PERFORMING ASSETS
                                                           1996                              1995
                                                ---------------------------       ------------------------
                                                              PERCENTAGE                        Percentage
                                                                OF TOTAL                          of Total
September 30--Dollars in Thousands                AMOUNT     OUTSTANDING(1)         Amount     Outstanding(1)
----------------------------------------------------------------------------------------------------------
Non-accruing loans:
   Less than 90 days past due.................. $ 21,111             .07%         $ 58,065             .19%
   90 days past due............................  163,559             .53           147,379             .48
----------------------------------------------------------------------------------------------------------
      Total non-accruing loans.................  184,670             .60           205,444             .67
Reduced-rate loans.............................    7,546             .03             2,458             .01
----------------------------------------------------------------------------------------------------------
      Total non-performing loans...............  192,216             .63           207,902             .68
Real estate held for sale......................   58,921             .19            74,292             .24
----------------------------------------------------------------------------------------------------------
      Total non-performing assets.............. $251,137             .82%         $282,194             .92%
==========================================================================================================
Non-performing loans by category:
   Commercial, financial and
      agricultural............................. $ 35,662             .12%         $ 37,600             .12%
   Real estate construction....................    8,024             .03            17,228             .06
   Commercial mortgages........................   36,548             .12            75,373             .25
   Residential mortgages.......................  111,982             .36            77,701             .25
----------------------------------------------------------------------------------------------------------
      Total.................................... $192,216             .63%         $207,902             .68%
==========================================================================================================
90 days past due accruals...................... $ 60,819             .20%         $ 45,886             .15%
==========================================================================================================

(1) BEFORE DEDUCTION FOR UNEARNED INCOME.

                                                                   9
                                                           -------------------
                                                           BARNETT BANKS, INC.

MANAGEMENT DISCUSSION



TABLE 7  LOAN QUALITY INFORMATION

                                                                1996                                       1995
                                                     ----------------------------      ------------------------------------------
Dollars in Thousands                                 THIRD     Second       First      Fourth       Third     Second        First
---------------------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries):
   Commercial, financial and agricultural.......  $  3,271   $   (740)   $   (334)   $ (1,484)   $  2,049   $ (1,863)   $ (2,781)
   Real estate construction.....................       (13)        --        (175)         (1)        428        147         190
   Commercial mortgages.........................    (2,931)    (2,184)     (1,850)     (2,828)        515      2,392         499
   Residential mortgages........................       781        608         508       1,140         543        261         739
   Installment..................................    11,666     12,795      15,428      17,212      12,318     12,229      12,381
   Bank card....................................    31,186     28,254      26,797      21,443      17,384     13,510      12,683
   Credit lines.................................     1,133        711       1,031         718         810        629         727
---------------------------------------------------------------------------------------------------------------------------------
      Total net charge-offs.....................  $ 45,093   $ 39,444    $ 41,405    $ 36,200    $ 34,047   $ 27,305    $ 24,438
=================================================================================================================================
Gross charge-offs...............................  $ 61,037   $ 53,284    $ 51,500    $ 50,163    $ 44,062   $ 42,529    $ 36,125
Allowance for loan losses.......................   507,109    506,892     506,315     505,148     503,032    502,521     502,800
Non-performing loans............................   192,216    192,711     181,382     170,268     207,902    208,142     221,943
Non-performing assets...........................   251,137    251,969     244,638     237,898     282,194    280,869     297,223
Non-performing asset ratio......................       .82%       .82%        .80%        .78%        .92%       .93%       1.01%
Net charge-offs to average loans (annualized)...       .59        .52         .55         .48         .45        .37         .34
Allowance to non-performing loans...............       264        263         279         297         242        241         227
Allowance to period-end loans...................      1.66       1.66        1.67        1.66        1.65       1.68        1.72
=================================================================================================================================


million, or .92% of outstandings, on the same date last year, and $252 million, or .82% of outstandings, on June 30. The increasing percentage of consumer loans in the loan portfolio has contributed to the reduction of non-performing assets because consumer loans, except for residential real estate, are generally charged off rather than placed on non-accrual status. Consumer loans represent 74% of total loans.
     Borrower experience and financial capacity are critical factors in underwriting and approving all loan requests. Barnett's commercial real estate loan policies generally require a maximum loan-to-value ratio of 75%.
     Barnett has reduced its exposure to commercial real estate from a high of 28% of loans in 1988 to 9% currently and anticipates maintaining this portfolio at or below 15% of loans. The commercial loan portfolio, representing 16% of total loans, is not concentrated in any single industry, but reflects the broad-based economies in Florida and southern Georgia.
     Barnett's residential loans generally are secured by 1-4 family homes, conform to federal agency underwriting standards and have a maximum loan-to-value ratio of 80% unless they are protected by mortgage insurance.
     At September 30, 4.57% of residential loans were 30 days or more past due compared to 4.07% a year earlier and 4.36% at June 30. At the end of the third quarter, 1.15% of residential loans were non-performing compared to
 .74% a year earlier and 1.04% on June 30. Non-performing residential loans and delinquencies have risen for Barnett and the industry as adjustable-rate mortgages have repriced upward. Losses in this portfolio were 3 basis points in the third quarter and have historically been in the 2-to-5 basis point range as Florida's residential real estate values have remained relatively stable.
     At September 30, 1.35% of installment loans were 30 days or more past due compared to 1.08% a year earlier and at June 30. Barnett's installment loan portfolio consists primarily of loans secured by new and used automobiles (59%), home equity loans (23%), government-guaranteed student loans (13%) and other secured loans (2%). The remaining 3% of installment loans are unsecured.
     At September 30, 4.04% of bank card outstandings were 30 days or more past due, up from 3.48% in the second quarter and 2.88% a year earlier.
     NET CHARGE-OFFS. As shown in TABLE 7, net charge-offs were $45.1 million, up from $34.0 million a year earlier and $39.4 million in the second quarter. The increases were primarily a result of increased bank card and commercial loan net charge-offs. Bank card net charge-offs were $13.8 million higher than the same period last year and $2.9 million higher than the second quarter. Bank card losses are expected to decline in the fourth quarter as a result of the strategic alliance with Household. As part of this agreement, the company sold $776 million of non-core credit card receivables, made up primarily of the non-relationship, out of market and lower credit score cards, in October. These balances have been the primary source of the increased level of losses in the credit card portfolio.
     Total net charge-offs in the third quarter represented an annualized
 .59% of average outstandings, compared to .52% in the second quarter and .45% for the same period last year.
     PROVISION/ALLOWANCE FOR LOAN LOSSES. Barnett's provision expense in the third quarter was $44.9 million, compared to $34.2 million in last year's third quarter and $39.4 million in the second quarter.
     At September 30, the allowance for loan losses stood at $507.1 million, or 1.66% of outstandings, up slightly from a year ago and slightly below June
30. Management considers the allowance appropriate and adequate to cover potential losses inherent in the loan portfolio based on the current economic environment.

        10
-------------------
BARNETT BANKS, INC.

                                                         MANAGEMENT DISCUSSION


TABLE 8  CAPITAL RATIOS

September 30--Dollars in Millions                    1996       1995
--------------------------------------------------------------------
Tier I capital..................................  $ 2,740    $ 2,563
Total risk-based capital........................    3,713      3,539
Total risk-adjusted assets......................   30,995     29,420
--------------------------------------------------------------------
Tier I capital ratio............................     8.84%      8.71%
Total risk-based capital ratio..................    11.98      12.02
Tier I leverage ratio...........................     6.84       6.35
====================================================================


     The ratio of the allowance for loan losses to non-performing loans remained a strong 264% at September 30, compared to 242% a year earlier and 263% in the second quarter.

TAXES
     Barnett's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying this rate to taxable income. The company's effective taxable-equivalent tax rate for the first nine months of 1996 was 40% compared to 37% last year, primarily reflecting higher state taxes this year and the utilization of loss carryforwards in 1995.

LIQUIDITY
     For banks, liquidity represents the ability to meet both loan commitments and deposit withdrawals. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs, including variations in the markets served, its asset-liability mix, its reputation and credit standing in the market and general economic conditions.
     In addition to its traditional in-market deposit sources, Barnett has many other sources of liquidity, including proceeds from maturing securities and loans, the sale of securities, asset securitization and other non-relationship funding sources, such as senior or subordinated debt, bank notes, commercial paper and wholesale purchased funds.
     The high proportion of residential and installment loans on Barnett's balance sheet provides it with an exceptional amount of contingent liquidity through the conventional securitization programs that exist today. Management believes that the level of liquidity is sufficient to meet current and future funding requirements.
     During the quarter, the company utilized a commercial paper facility to fund certain consumer lending activities. Borrowings under this facility were $416 million at September 30.
     As of September 30, the company had $1.4 billion in debt available under existing shelf registrations with the Securities and Exchange Commission.

CAPITAL
     At September 30, shareholders' equity totaled $3.3 billion. On September 6, Barnett's common shares outstanding were increased through a 2-for-1 stock split. All historical data used in this report has been restated to reflect the split.
     The company continued to use internally generated capital to fund its common stock repurchase program. The company repurchased 2.5 million shares during the quarter to fund benefit plan needs. Fully diluted shares outstanding fell to 194.9 million from 206.9 million a year ago and 196.4 million last quarter.
     Barnett declared a $.27 dividend for the third quarter, representing a dividend payout ratio, excluding the SAIF assessment, of 37%.
     The company is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance-sheet financial instruments. Capital guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8%, with at least half of total capital in the form of Tier I capital.
     As TABLE 8 shows, Barnett exceeded these capital guidelines on September 30, with a Tier I capital ratio of 8.84% and a total risk-based capital ratio of 11.98%.
     In addition, a leverage ratio is used in connection with the risk-based capital standards and is defined as Tier I capital divided by average assets for the most recent quarter. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans. On September 30, 1996, Barnett's leverage ratio was 6.84%, up 49 basis points from a year earlier due primarily to lower intangible assets as a result of the HomeSide venture.

                                                                   11
                                                           -------------------
                                                           BARNETT BANKS, INC.

QUARTERLY AVERAGE BALANCES, YIELDS AND RATES
CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES

                                                                                  1996
                                          ---------------------------------------------------------------------------------------
                                                     THIRD                       Second                         First
                                          ---------------------------   ---------------------------   ---------------------------
                                                              AVERAGE                       Average                       Average
                                          AVERAGE               YIELD   Average               Yield   Average               Yield
Dollars in Millions--Taxable-Equivalent   BALANCE  INTEREST   OR RATE   Balance  Interest   or Rate   Balance  Interest   or Rate
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Loans(1):
 Commercial, financial and agricultural.. $ 4,963    $103.3      8.28%  $ 4,873    $100.8      8.32%  $ 4,821    $ 99.5      8.30%
 Real estate construction................     805      19.9      9.84       795      19.8     10.02       826      20.9     10.15
 Commercial mortgages....................   2,028      44.8      8.79     2,078      46.1      8.92     2,155      47.8      8.92
 Residential mortgages...................  10,006     191.4      7.65    10,303     200.5      7.79    10,729     211.4      7.88
 Installment.............................  10,188     226.3      8.84     9,813     216.3      8.86     9,301     206.0      8.91
 Bank card...............................   1,793      69.4     15.40     1,746      68.0     15.67     1,756      68.0     15.56
 Credit lines............................     764      18.8      9.78       756      18.6      9.87       759      19.0     10.08
---------------------------------------------------------------------------------------------------------------------------------
   Total loans, net of unearned income...  30,547     671.9      8.76    30,364     667.3      8.83    30,347     671.2      8.88
---------------------------------------------------------------------------------------------------------------------------------
Securities(2):
 Taxable.................................   4,986      77.9      6.23     5,084      79.6      6.28     4,992      75.9      6.09
 Tax-free................................     175       5.0     11.60       196       5.6     11.36       209       5.8     11.18
---------------------------------------------------------------------------------------------------------------------------------
   Total securities......................   5,161      82.9      6.41     5,280      85.2      6.47     5,201      81.7      6.29
---------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and securities purchased
 under agreements to resell..............     135       1.8      5.33       689       9.2      5.35       613       8.3      5.44
---------------------------------------------------------------------------------------------------------------------------------
   Total earning assets..................  35,843    $756.6      8.41%   36,333    $761.7      8.42%   36,161    $761.2      8.45%
---------------------------------------------------------------------------------------------------------------------------------
Cash.....................................   1,979                         1,926                         1,980
Other assets.............................   3,336                         3,365                         3,501
Allowance for loan losses................    (507)                         (507)                         (506)
---------------------------------------------------------------------------------------------------------------------------------
   Total assets.......................... $40,651                       $41,117                       $41,136
=================================================================================================================================
LIABILITIES AND EQUITY
NOW and money market accounts............ $11,683    $ 59.4      2.02%  $12,268    $ 58.7      1.93%  $12,599    $ 61.9      1.97%
Savings deposits.........................   3,075      13.4      1.73     3,213      13.8      1.73     3,310      14.4      1.75
Certificates of deposit under $100,000...   9,799     122.5      4.98     9,747     120.8      4.98     9,867     125.7      5.12
Other time deposits......................   2,643      35.7      5.38     2,570      34.3      5.36     2,408      33.0      5.52
---------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing deposits.......  27,200     231.0      3.38    27,798     227.6      3.29    28,184     235.0      3.35
Federal funds purchased and securities
 sold under agreements to repurchase.....   2,075      27.0      5.17     1,215      15.0      4.96     1,046      13.3      5.14
Other short-term borrowings..............     443       6.6      5.90     1,045      14.1      5.42       942      14.1      6.00
Long-term debt...........................   1,228      23.0      7.51     1,337      24.7      7.40     1,242      23.5      7.56
---------------------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities....  30,946    $287.6      3.70%   31,395    $281.4      3.60%   31,414    $285.9      3.66%
Demand deposits..........................   5,473                         5,688                         5,661
Other liabilities........................     921                           735                           748
Preferred equity.........................      --                             1                            97
Common equity............................   3,311                         3,298                         3,216
---------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and equity.......... $40,651                       $41,117                       $41,136
=================================================================================================================================
SPREAD AND NET YIELD
Interest rate spread.....................                        4.71%                         4.82%                         4.79%
Cost of funds supporting earning assets..                        3.19                          3.12                          3.18
Net yield on earning assets..............            $469.0      5.22              $480.3      5.30              $475.3      5.27
=================================================================================================================================

(1) INCOME ON NON-ACCRUING LOANS IS RECOGNIZED ON A CASH BASIS. INTEREST
    INCOME ON INDIVIDUAL LOAN CATEGORIES IS AT CONTRACTUAL RATES, WHILE TOTAL LOAN INTEREST INCOME IS NET OF REVERSALS OF INTEREST ON NON-ACCRUING LOANS.

(2) AVERAGE YIELDS ON INVESTMENT SECURITIES AVAILABLE FOR SALE HAVE BEEN CALCULATED ON AMORTIZED COST.



        12
-------------------
BARNETT BANKS, INC.


                                                                 1995
---------------------------------------------------------------------------------------------------------------------------------
              Fourth                           Third                           Second                           First
  -----------------------------     ----------------------------     ----------------------------    ----------------------------
                        Average                          Average                          Average                         Average
  Average                 Yield     Average                Yield     Average                Yield    Average                Yield
  Balance    Interest   or Rate     Balance   Interest   or Rate     Balance   Interest   or Rate    Balance   Interest   or Rate
---------------------------------------------------------------------------------------------------------------------------------


  $ 4,661      $ 99.3      8.46%    $ 4,556     $ 97.2      8.47%    $ 4,555     $ 95.8      8.43%   $ 4,442     $ 91.9      8.39%
      904        23.9     10.51         946       25.0     10.48         948       25.3     10.69        925       24.2     10.62
    2,246        50.0      8.81       2,304       50.7      8.73       2,345       51.0      8.72      2,383       50.5      8.60
   11,180       217.7      7.79      11,417      219.4      7.69      11,110      210.2      7.57     10,755      198.9      7.40
    9,000       202.4      8.92       8,667      195.5      8.95       8,435      185.9      8.84      8,301      176.6      8.63
    1,677        63.6     15.05       1,566       62.0     15.69       1,439       59.1     16.47      1,375       53.0     15.64
      746        18.9     10.06         735       19.5     10.50         730       19.2     10.55        718       16.9      9.53
---------------------------------------------------------------------------------------------------------------------------------
   30,414       674.5      8.82      30,191      665.8      8.77      29,562      643.7      8.73     28,899      608.0      8.49
---------------------------------------------------------------------------------------------------------------------------------

    5,471        81.4      5.93       5,771       81.0      5.59       6,194       86.3      5.58      6,702       92.2      5.57
      232         6.4     11.10         356       10.5     11.82         514       15.5     12.02        593       21.3     14.34
---------------------------------------------------------------------------------------------------------------------------------
    5,703        87.8      6.14       6,127       91.5      5.95       6,708      101.8      6.07      7,295      113.5      6.29
---------------------------------------------------------------------------------------------------------------------------------

      148         2.1      5.78          46         .7      5.84          47         .7      6.14         92        1.3      5.92
---------------------------------------------------------------------------------------------------------------------------------
   36,265      $764.4      8.39%     36,364     $758.0      8.29%     36,317     $746.2      8.23%    36,286     $722.8      8.04%
---------------------------------------------------------------------------------------------------------------------------------
    2,033                             1,943                            2,012                           2,064
    3,396                             3,332                            3,401                           3,007
     (504)                             (503)                            (498)                           (499)
---------------------------------------------------------------------------------------------------------------------------------
  $41,190                           $41,136                          $41,232                         $40,858
=================================================================================================================================

  $12,598      $ 69.0      2.17%    $12,576     $ 69.6      2.19%    $12,665     $ 73.5      2.33%   $13,198     $ 81.0      2.49%
    3,314        16.7      1.99       3,362       16.9      2.00       3,451       17.2      2.00      3,619       20.3      2.27
    9,863       130.5      5.25       9,990      133.1      5.29      10,071      131.5      5.24      9,698      116.3      4.86
    2,281        32.3      5.61       2,209       31.2      5.61       2,133       29.4      5.52      1,983       24.6      5.02
---------------------------------------------------------------------------------------------------------------------------------
   28,056       248.5      3.51      28,137      250.8      3.54      28,320      251.6      3.56     28,498      242.2      3.45

    1,228        17.2      5.55       1,491       21.2      5.65       1,892       27.9      5.91      1,734       24.4      5.71
    1,107        17.0      6.11       1,159       18.2      6.24         838       13.3      6.37        579        8.6      6.02
    1,131        22.5      7.98       1,028       20.9      8.11         842       17.8      8.48        815       17.1      8.40
---------------------------------------------------------------------------------------------------------------------------------
   31,522      $305.2      3.84%     31,815     $311.1      3.88%     31,892     $310.6      3.91%    31,626     $292.3      3.75%
    5,598                             5,340                            5,382                           5,441
      717                               634                              618                             568
      104                               214                              215                             215
    3,249                             3,133                            3,125                           3,008
---------------------------------------------------------------------------------------------------------------------------------
  $41,190                           $41,136                          $41,232                         $40,858
=================================================================================================================================

                           4.55%                            4.41%                            4.32%                           4.29%
                           3.34                             3.39                             3.43                            3.27
               $459.2      5.05                 $446.9      4.90                 $435.6      4.80                $430.5      4.77
=================================================================================================================================

                                                                   13
                                                           -------------------
                                                           BARNETT BANKS, INC.

STATEMENTS OF FINANCIAL CONDITION
CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES

                                                                                                 September 30       December 31
                                                                                                 (Unaudited)         (Audited)
                                                                                             -------------------    -----------
Dollars in Thousands                                                                         1996           1995           1995
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks.............................................................  $2,506,182     $ 1,903,021    $ 2,658,661
Federal funds sold and securities purchased under agreements to resell..............       5,400           4,707        110,484
Investment securities available for sale............................................   4,965,286       2,550,273      5,133,041
Investment securities held to maturity (fair value $159,251;
  $3,409,517 and $216,066)..........................................................     148,840       3,395,001        200,960
Loans...............................................................................  30,674,212      30,497,071     30,514,418
Less:  Allowance for loan losses....................................................    (507,109)       (503,032)      (505,148)
       Unearned income..............................................................     (36,252)        (28,320)       (28,419)
-------------------------------------------------------------------------------------------------------------------------------
       Net loans....................................................................  30,130,851      29,965,719     29,980,851
Premises and equipment..............................................................   1,109,089       1,035,726      1,078,057
Intangible assets...................................................................     603,996         765,568        758,297
Other assets........................................................................   1,801,227       1,555,063      1,633,194
-------------------------------------------------------------------------------------------------------------------------------
       Total assets................................................................. $41,270,871     $41,175,078    $41,553,545
===============================================================================================================================
LIABILITIES
Demand deposits..................................................................... $ 5,788,432     $ 5,282,560    $ 5,938,694
NOW and money market accounts.......................................................  11,633,848      12,473,006     12,816,304
Savings deposits....................................................................   3,005,363       3,326,864      3,292,157
Certificates of deposit under $100,000..............................................  10,296,245       9,931,682      9,853,010
Other time deposits.................................................................   2,514,234       2,233,427      2,333,403
-------------------------------------------------------------------------------------------------------------------------------
       Total deposits...............................................................  33,238,122      33,247,539     34,233,568
Short-term borrowings:
   Federal funds purchased and securities sold under agreements
       to repurchase................................................................   2,037,646       1,490,293        899,667
   Commercial paper.................................................................     416,440         708,772        669,766
   Other short-term borrowings......................................................       1,541         518,975        509,516
Other liabilities...................................................................   1,026,855         730,116        778,028
Long-term debt......................................................................   1,227,499       1,151,211      1,190,814
-------------------------------------------------------------------------------------------------------------------------------
       Total liabilities............................................................  37,948,103      37,846,906     38,281,359
-------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock, $.10 par value, 20,000,000 shares authorized;
   issued 10,587; 4,265,959 and 1,960,371...........................................         265         212,999         97,753
Common stock, $2 par value, 400,000,000 shares authorized;
   issued 191,124,776; 189,192,950 and 189,730,736..................................     382,250         378,386        379,461
Contributed capital.................................................................     293,423         438,377        385,734
Net unrealized gain on investment securities available for sale.....................       1,149         25,329          38,242
Retained earnings...................................................................   2,710,187      2,350,361       2,445,810
Less:  Employee stock ownership plan obligation,
   collateralized by 3,995,654; 4,786,866 and 4,634,134 shares......................     (64,506)       (77,280)        (74,814)
-------------------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity...................................................   3,322,768      3,328,172       3,272,186
-------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity................................... $41,270,871    $41,175,078     $41,553,545
===============================================================================================================================

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

        14
-------------------
BARNETT BANKS, INC.

STATEMENTS OF INCOME
CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES

                                                                                 Three Months                    Nine Months
                                                                               ------------------            --------------------
For the Periods Ended September 30--Dollars in Thousands (Unaudited)           1996          1995            1996            1995
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans.................................................................     $669,455      $662,859      $2,002,884      $1,908,795
Investment securities.................................................       81,078        87,811         243,689         290,151
Federal funds sold and securities purchased under agreements
 to resell............................................................        1,803           675          19,268           2,740
---------------------------------------------------------------------------------------------------------------------------------
   Total interest income..............................................      752,336       751,345       2,265,841       2,201,686
---------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits..............................................................      231,007       250,800         693,566         744,592
Federal funds purchased and securities sold under agreements
 to repurchase........................................................       26,951        21,230          55,298          73,549
Other short-term borrowings...........................................        6,569        18,227          34,726          40,116
Long-term debt........................................................       23,052        20,832          71,241          55,763
---------------------------------------------------------------------------------------------------------------------------------
   Total interest expense.............................................      287,579       311,089         854,831         914,020
---------------------------------------------------------------------------------------------------------------------------------
   Net interest income................................................      464,757       440,256       1,411,010       1,287,666
Provision for loan losses.............................................       44,913       34,198          125,955          85,324
---------------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for loan losses................      419,844       406,058       1,285,055       1,202,342
---------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service charges on deposit accounts...................................       59,559        55,699         175,492         167,214
Consumer finance income...............................................       30,355        23,293          86,144          59,461
Trust income..........................................................       19,665        19,189          61,441          58,253
Credit card discounts and fees........................................       12,616        14,988          37,288          43,971
Mortgage banking income...............................................       14,485        15,964          54,620          49,938
Brokerage income......................................................       10,316         7,868          33,331          21,832
Other service charges and fees........................................       35,387        30,277         101,101          86,526
Securities transactions...............................................           35            58          19,337              84
Other income..........................................................       12,454        15,366          35,873          41,355
---------------------------------------------------------------------------------------------------------------------------------
   Total non-interest income..........................................      194,872       182,702         604,627         528,634
---------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and employee benefits........................................      201,274       192,327         619,961         559,224
Net occupancy expense.................................................       34,583        32,142         101,936          94,410
Furniture and equipment expense.......................................       38,946        35,850         114,080         106,769
SAIF assessment.......................................................       24,524            --          24,524              --
Other expense.........................................................      109,643       118,932         356,766         364,307
---------------------------------------------------------------------------------------------------------------------------------
   Total non-interest expense.........................................      408,970       379,251       1,217,267       1,124,710
---------------------------------------------------------------------------------------------------------------------------------
   Net non-interest expense...........................................      214,098       196,549         612,640         596,076
---------------------------------------------------------------------------------------------------------------------------------
EARNINGS
Income before income taxes............................................      205,746       209,509         672,415         606,266
Income tax provision..................................................       78,796        75,421         257,735         211,302
---------------------------------------------------------------------------------------------------------------------------------
   Net income.........................................................     $126,950      $134,088       $ 414,680       $ 394,964
=================================================================================================================================
EARNINGS PER SHARE (Restated for 2-for-1 stock split in September 1996)
Primary:       Earnings per share.....................................         $.65          $.67           $2.12           $1.96
               Average number of shares...............................  194,509,218   193,504,330     194,292,373     194,871,768
               Dividends on preferred stock...........................           --        $4,525          $2,168         $13,625
Fully Diluted: Earnings per share.....................................         $.65          $.65           $2.10           $1.89
               Average number of shares...............................  194,892,213   206,937,256     197,355,406     209,222,476
=================================================================================================================================

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                   15
                                                           -------------------
                                                           BARNETT BANKS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES


                                                                    Contri-         Net
                                             Preferred    Common      buted  Unrealized     Retained         ESOP
Dollars in Thousands (Unaudited)                 Stock     Stock    Capital  Gain (Loss)    Earnings   Obligation         Total
-------------------------------------------------------------------------------------------------------------------------------
FOR THE PERIOD
Balance at January 1, 1995................... $215,307  $193,466  $ 741,654    $(26,998)  $2,098,977     $(88,223)   $3,134,183
Adjustment for the effect of a
  2-for-1 stock split.......................             193,465   (193,465)
-------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1995 restated.........   215,307   386,931    548,189     (26,998)   2,098,977       (88,223)   3,134,183
Net income..................................                                                 394,964                    394,964
Change in net unrealized gain (loss) on
  investment securities available for sale..                                     52,327                                  52,327
Cash dividends declared:
  Common ($.68 per share)...................                                                (129,933)                  (129,933)
  Preferred.................................                                                 (13,647)                   (13,647)
Issuances of common stock:
  Stock purchase, option and
    employee benefit plans..................               4,659     52,442                                 10,943       68,044
  Preferred stock conversions...............    (2,308)      294      2,014                                                  --
Repurchases of common stock.................             (13,498)  (164,268)                                           (177,766)
-------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995...............  $212,999  $378,386  $ 438,377    $ 25,329   $2,350,361      $(77,280)  $3,328,172
===============================================================================================================================
FOR THE PERIOD
Balance at January 1, 1996..................  $ 97,753  $379,461  $ 385,734    $38,242    $2,445,810      $(74,814)  $3,272,186
Net income..................................                                                 414,680                    414,680
Change in net unrealized gain (loss) on
  investment securities available for sale..                                   (37,093)                                 (37,093)
Cash dividends declared:
  Common ($.78 per share)...................                                                (148,116)                  (148,116)
  Preferred.................................                                                  (2,187)                    (2,187)
Issuances of common stock:
  Stock purchase, option and
    employee benefit plans..................              11,844     52,380                                 10,308       74,532
  Preferred stock conversions...............   (97,488)    7,319     89,606                                                (563)
Repurchases of common stock.................             (16,374)  (234,297)                                           (250,671)
-------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996...............  $    265  $382,250  $ 293,423    $ 1,149    $2,710,187      $(64,506)  $3,322,768
===============================================================================================================================

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


        16
-------------------
BARNETT BANKS, INC.

STATEMENTS OF CASH FLOWS
CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES

For the Periods Ended September 30--Dollars in Thousands (Unaudited)                                         1996            1995
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..........................................................................................  $   414,680     $   394,964
Reconcilement of net income to net cash provided by operating activities:
  Provision for loan losses.........................................................................      125,955          85,324
  Gains from securities transactions................................................................      (19,337)            (84)
  Gain on securitization and sale of loans..........................................................      (76,672)        (45,427)
  Depreciation and amortization.....................................................................      187,349         170,821
  Employee benefits funded by equity................................................................       20,814          19,379
  Deferred income tax provision.....................................................................        6,033          22,078
  Decrease in interest receivable...................................................................       18,447           5,366
  Increase (decrease) in interest payable...........................................................      (20,609)         17,421
  Increase in other assets..........................................................................     (453,369)       (120,479)
  Increase (decrease) in other liabilities..........................................................      444,285         (58,151)
  Originations of loans held for sale...............................................................   (4,232,917)     (3,411,164)
  Proceeds from sales of loans held for sale........................................................    4,119,417       1,843,965
  Other.............................................................................................      (18,286)        (31,230)
---------------------------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by operating activities................................................      515,790      (1,107,217)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale...............................................   (2,900,385)       (650,883)
Proceeds from sales of investment securities available for sale.....................................      397,076         179,993
Proceeds from maturities of investment securities available for sale................................    2,683,864         758,308
Purchases of investment securities held to maturity.................................................       (2,932)       (290,187)
Proceeds from maturities of investment securities held to
maturity............................................................................................       55,498       1,842,952
Net increase in loans...............................................................................     (219,617)       (147,122)
Purchases of premises and equipment.................................................................     (140,248)       (110,112)
Proceeds from sales of premises and equipment.......................................................       22,413          31,001
Receipts (payments) related to dispositions and acquisitions, net of cash disposed and acquired.....      378,249        (465,563)
---------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by investing activities.......................................................      273,918       1,148,387
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in demand, NOW, savings and money market
accounts............................................................................................   (1,644,149)     (2,493,030)
Net increase in time deposits.......................................................................      531,334         631,938
Net increase in federal funds purchased and
  securities sold under agreements to repurchase....................................................    1,137,979         239,787
Net increase (decrease) in other short-term borrowings..............................................     (761,301)        154,841
Principal repayments of long-term debt..............................................................     (213,315)       (127,192)
Proceeds from issuance of medium-term notes.........................................................       50,000         675,000
Proceeds from issuance of long-term debt............................................................      200,000         150,000
Issuance of common stock............................................................................       53,155          48,665
Repurchases of common stock.........................................................................     (250,671)       (177,766)
Cash dividends......................................................................................     (150,303)       (143,580)
---------------------------------------------------------------------------------------------------------------------------------
    Net cash used by financing activities...........................................................   (1,047,271)     (1,041,337)
---------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents...........................................................     (257,563)     (1,000,167)
Cash and cash equivalents, January 1................................................................    2,769,145       2,907,895
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, September 30.............................................................  $ 2,511,582     $ 1,907,728
=================================================================================================================================

FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995, INCOME TAX PAYMENTS OF $256 MILLION AND $203 MILLION WERE PAID AND INTEREST OF $876 MILLION AND $898 MILLION WAS PAID, RESPECTIVELY. CASH AND CASH EQUIVALENTS INCLUDES CASH AND DUE FROM BANKS, INTEREST-BEARING DEPOSITS IN OTHER BANKS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND FEDERAL FUNDS SOLD.

FOR EACH OF THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995, $36 MILLION AND $57 MILLION OF LOANS, RESPECTIVELY, WERE TRANSFERRED TO REAL ESTATE HELD FOR SALE.

DURING THE PERIOD ENDED SEPTEMBER 30, 1996, THE COMPANY DISPOSED OF $559 MILLION OF NON-CASH ASSETS AND $55 MILLION OF LIABILITIES. DURING THE PERIOD ENDED SEPTEMBER 30, 1995, THE COMPANY ACQUIRED $990 MILLION OF NON-CASH ASSETS AND $525 MILLION OF LIABILITIES.

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                                   17
                                                           -------------------
                                                           BARNETT BANKS, INC.

NOTES TO FINANCIAL STATEMENTS



A. GENERAL
     The accounting and reporting policies of Barnett Banks, Inc. and its affiliates conform to generally accepted accounting principles and to predominant practices within the banking industry. The company has not changed its accounting and reporting policies from those disclosed in its 1995 Annual Report on Form 10-K.
     In the opinion of the company's management, all adjustments necessary to fairly present the financial position as of September 30, 1996 and 1995, and the results of operations and cash flows for the periods then ended, all of which are of a normal and recurring nature, have been included.
     The results of operations for the three and nine-month periods ended September 30, 1996 may not be indicative of operating results for the year ending December 31, 1996. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications.
     In October 1996, the company entered into an agreement with Household Credit Services, Inc. to form a strategic alliance to manage and build its credit card business. The company sold $776 million of non-core credit card outstandings to Household.

B. LOANS

September 30--Dollars in Thousands
Net of Unearned Income                   1996               1995
----------------------------------------------------------------
Commercial, financial and
   agricultural.................. $ 5,091,116        $ 4,605,319
Real estate construction.........     810,128            908,211
Commercial mortgages.............   2,004,097          2,262,588
Residential mortgages............   9,886,999         11,497,295
Installment......................  10,273,193          8,828,175
Bank card........................   1,797,456          1,623,934
Credit lines.....................     774,971            743,229
----------------------------------------------------------------
   Total......................... $30,637,960        $30,468,751
================================================================

C. ALLOWANCE FOR LOAN LOSSES

For the Nine Months Ended September 30--
Dollars in Thousands                     1996               1995
----------------------------------------------------------------
Beginning balance.................. $ 505,148          $ 501,447
Recoveries.........................    39,879             36,926
Provision expense..................   125,955             85,324
Loans charged off..................  (165,821)          (122,716)
Other, net.........................     1,948              2,051
----------------------------------------------------------------
Ending balance..................... $ 507,109          $ 503,032
================================================================


        18
-------------------
BARNETT BANKS, INC.

D. LONG-TERM DEBT

September 30--Dollars in Thousands                      1996             1995
-----------------------------------------------------------------------------
7.75% Sinking Fund Debentures,
  due 1997....................................... $    9,500       $   10,200
Less: Face value of debentures
  repurchased and held for
  future retirements.............................        (72)            (772)
-----------------------------------------------------------------------------
    Total outstanding............................      9,428            9,428
8.50% Subordinated Capital Notes, due
  1999...........................................    200,000          200,000
Medium-term notes, due in varying
  maturities through 2003, with
  interest from a floating 5.55% to
  a fixed 9.83%..................................    401,500          476,150
9.875% Subordinated Capital Notes,
  due 2001.......................................    100,000          100,000
10.875% Subordinated Capital Notes,
  due 2003.......................................     55,000           55,000
6.90% Subordinated Capital Notes,
  due 2005.......................................    150,000          150,000
8.50% Subordinated Capital Notes,
  due 2007.......................................    100,000          100,000
Senior Notes with interest from a
  floating 5.53%, due 1998.......................    200,000               --
Mortgage collaterized Bonds, due
  1996 with interest from a floating
  6.348%.........................................         --           47,700
Capitalized lease obligations....................     11,571           12,933
-----------------------------------------------------------------------------
    Total........................................ $1,227,499       $1,151,211
=============================================================================


E. EARNINGS PER SHARE
     The weighted-average number of shares used in the computation of earnings per share have been restated to reflect the 2-for-1 stock split in September 1996 and are as follows:


                                                             Three Months                Nine Months
For the  Periods  Ended  September 30--                   ------------------          ------------------
Dollars in Thousands                                      1996          1995          1996          1995
--------------------------------------------------------------------------------------------------------
PRIMARY SHARES
Average common shares outstanding................. 191,613,326   190,878,710   191,299,103   192,990,120
Common shares assumed outstanding
  to reflect dilutive effect of:
  Convertible preferred stock.....................      55,252        62,956        55,898        63,564
  Common stock options............................   2,840,640     2,562,664     2,937,372     1,818,084
--------------------------------------------------------------------------------------------------------
  Total........................................... 194,509,218   193,504,330   194,292,373   194,871,768
========================================================================================================
Adjustments for preferred dividends...............          --        $4,525        $2,168       $13,625
========================================================================================================


                                                                Three Months                Nine Months
                                                          ------------------          ------------------
For the  Periods  Ended  September 30                     1996          1995          1996          1995
--------------------------------------------------------------------------------------------------------
FULLY DILUTED SHARES
Average common shares outstanding................. 191,613,326   190,878,710   191,299,103   192,990,120
Common shares assumed outstanding
  to reflect dilutive effect of:
  Convertible preferred stock.....................      55,252    13,369,868     2,600,572    13,412,224
  Common stock options............................   3,223,635     2,688,678     3,455,731     2,820,132
--------------------------------------------------------------------------------------------------------
  Total........................................... 194,892,213   206,937,256   197,355,406   209,222,476
========================================================================================================


                                                                   19
                                                           -------------------
                                                           BARNETT BANKS, INC.

[LOGO]

BARNETT BANKS, INC.
Post Office Box 40789
Jacksonville, Florida 32203-0789

Telephone: 904/791-7720

SHAREHOLDER ASSISTANCE
     Shareholders requiring a change of address, records or information about lost certificates, dividend checks or dividend reinvestment should contact:
     First Chicago Trust, Agent
     P. O. Box 2500
     Jersey City, NJ 07303-2500
     Telephone: 1-800-328-5822

INFORMATION
     Analysts, investors and others seeking financial data should contact Gregory M. Delaney, Director of Investor Relations, at 904/791-7254.
     Others seeking general information should contact Robert L. Stickler, Manager of External Communications, or Jerri R. Franz, Manager of Media Relations, at 904/791-7668.

PUBLICATIONS
     For printed material (annual and quarterly reports, proxy statements, 10-K and 10-Q reports), contact Corporate Communications at 904/791-5516.

HOW TO REACH US
     The corporate offices of Barnett Banks, Inc. are located at:
     50 North Laura Street
     Jacksonville, FL
     32202-3638

MAILING ADDRESS
     P. O. Box 40789
     Jacksonville, FL
     32203-0789

TELEPHONE
     904/791-7720

INTERNET ADDRESS
     http://www.barnett.com

EMAIL ADDRESS
     corpcomm@barnett.com