Form 10-K
period 1996-12-31
BARNETT BANKS INC
filed 1997-03-18
CIK 10012

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 1996 is approximately $7,800,134,417.

Common Stock outstanding at December 31, 1996:
                              189,668,922 Shares

                    DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference in this report: (1) portions of Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996, in Parts II and III and (2) Registrant's 1997 Annual Meeting Proxy Statement in Part III, which is incorporated by reference pursuant to Instruction G of Form 10-K. The Company will file its definitive Proxy Statement with the Commission prior to March 31, 1997.

INDEX TO FORM 10-K
CONSOLIDATED--BARNETT BANKS, INC. AND AFFILIATES


NOTE: Certain information required by Form 10-K is incorporated by reference from the 1996 Annual Report as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

PART I
Item 1    Business
Item 2    Properties
Item 3    Legal Proceedings
Item 4    Submission of Matters to a Vote of Security Holders - None

PART II                                             ANNUAL REPORT REFERENCE(1)
Item 5    Market for the Registrant's Common Stock and Related
          Stockholder Matters  . . . . . . . . . . . Inside front cover, 68
Item 6    Selected Financial Data . . . . . . . . . . . . . . . . . . . . 1
Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . .20 - 37, 40- 43
Item 8    Financial Statements and Supplementary Data  . . .38, 39, 44 - 65
Item 9    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure . . . . . . . . . . . . .None

PART III(2)
Item 10   Directors and Executive Officers of the Registrant:
          Executive Officers. . . . . . . . . . . . . . . . . . . . . . .67
          Directors . . . . . . . . . . . . . . . . . . . . . . . . . . .67
Item 11   Executive Compensation
Item 12   Security Ownership of Certain Beneficial Owners and Management
Item 13   Certain Relationships and Related Transactions

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

  (c).    Exhibits:

   3. Articles of Incorporation are incorporated by reference to exhibit 4(a) of the Corporation's Registration Statement No. 33-59246

   4.     Instruments defining the rights of security holders,
              including indentures:

              (a) Indenture dated as of May 15, 1972, relating to 7-3/4% Sinking Fund Debentures due 1997.
              (b) Indenture dated as of August 15, 1984 relating to the 8.5% Subordinated Capital Notes due 1999.
              (c) Indenture dated as of October 19, 1990, and supplemental indentures dated April 21, 1991 and May 14, 1993 relating to Debt Securities of the Company.
              (d) Indenture dated as of October 19, 1990 and supplemental indenture as of April 22, 1991 related to Debt Securities of the Company.
              (e)  Indenture dated March 16, 1995 relating to Subordinated
                   Debt Securities of the Company
              (f) Indenture dated March 16, 1995 relating to Senior Debt Securities of the Company
              (g) Registration Rights Agreement dated as of December 2, 1996 relating to the Capital Securities of Barnett Capital II (including therein a schedule identifying substantially identical registration rights agreements dated November 27, 1996 and January 28, 1997, relating to the Capital
                   Securities of Barnett Capital I and Barnett Capital III, respectively).
              (h) Guarantee Agreement dated as of December 2, 1996 for the benefit of holders of the Capital Securities of Barnett Capital II (including therein a schedule identifying substantially identical guarantee agreements dated
                   November 27, 1996 and January 28, 1997, relating to the Capital Securities of Barnett Capital I and Barnett
                   Capital III, respectively).
              (i) Indenture dated as of December 2, 1996 relating to 7.95% Junior Subordinated Debentures Due 2026 of the Company (including therein a form of Junior Subordinated Debenture and a schedule identifying substantially identical indentures dated November 27, 1996 and January 28, 1997 relating to additional issuances of junior subordinated debentures of the Company).
              (j)  Amended and Restated Declaration of Trust of Barnett
                   Capital II dated as of December 2, 1996 relating to $200,000,000 Capital Securities of the Trust (including therein a form of Capital Security and a schedule identifying substantially identical amended and restated declarations of trusts dated November 27, 1996 and January 28, 1997, of Barnett Capital I and Barnett Capital III, respectively).

  10.     Material contracts:

          (a)  Long Term Incentive Plan of Barnett Banks, Inc., as amended
          (b)  Employment agreements
          (c)  Trust under executive benefit plan

  11.     Statement re Computation of Per Share Earnings.

  12.     Ratios of Earnings to Combined Fixed Charges and Preferred Dividends.

  13. Annual Report to Security Holders for the fiscal year ended December 31, 1996.

  21.     Subsidiaries of the Registrant.

  23.     Consents of experts and counsel
          (a)  Consent of Arthur Andersen LLP

  24.     Powers of Attorney

  27.     Financial Data Schedule

(1)These items are incorporated from the 1996 Annual Report.

(2)Except for the information relating to executive officers, the material required by Items 10 through 13 is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Instruction G of Form 10-K. The Company will file its definitive Proxy Statement with the Commission prior to March 31, 1997.

BUSINESS

GENERAL
       Barnett Banks, Inc. is a multi-bank holding company, headquartered in Jacksonville, Florida, that was organized in 1930. Between 1930 and 1965, Barnett controlled several small banks on the East Coast of Florida and was affiliated with Barnett Bank of Jacksonville N.A. through common ownership. In 1966, the company acquired the Jacksonville bank, chartered in 1877, and began a program of expansion through the acquisition and organization of banks in Florida's major population centers. In 1986, Barnett completed its first acquisition in Georgia.
       Now one of the top 25 financial institutions in the United States, Barnett had assets of $41.2 billion and deposits of $33.8 billion on December 31, 1996. On that date, Barnett owned 4 commercial banks with a total of 622 offices in 45 Florida counties and 8 Georgia counties. At December 31, 1996, Barnett and its subsidiaries had 19,717 full-time employees.
       The majority of average deposits for 1996 were held by the principal banking subsidiary, Barnett Bank, N.A., and were $32.9 billion, or 99% of the combined total deposits of the banking subsidiaries. The remaining three banking subsidiaries had less than $500 million in deposits. Barnett's banking subsidiaries generally provide a full range of commercial banking and related financial services to the retail, wholesale, manufacturing, real estate and financial sectors of its markets. State banking laws have been a major factor in the development of the company's corporate structure in Florida. Prior to 1977, Florida was a unit banking state, prohibiting the state's banks from operating branches. At the end of 1976, Barnett operated 60 separate banks in 24 counties. Since then, the Florida Banking Code has been liberalized to permit cross-county mergers and, in 1988, to permit cross-county branching. Since 1977, Barnett has consolidated more than 100 Florida banking organizations into 2 banks, one of which serves multi-county markets.
       In addition to its general banking business, Barnett and its affiliates are engaged in consumer finance which specializes in originating, securitizing and servicing fixed-rate consumer loans secured by first or second mortgages, residential lending, indirect dealer auto lending and leasing, merchant servicing and asset management which offers insurance products, mutual funds, annuities, trust services and brokerage services.

CHANGES IN ORGANIZATIONAL STRUCTURE
       In October 1996, the company entered into an agreement with Household Credit Services, Inc. to form a strategic alliance to manage and build Barnett's credit card business. The company sold $776 million of non-core credit card outstandings, less related reserves of $31 million, to Household. Household will service the company's core portfolio and will assist in pursuing new credit card accounts. In May 1996, the company completed the sale of its mortgage servicing operation and other assets to Homeside, Inc., a mortgage servicing venture in which the company has an approximate one-third interest. The sale included $136 million in goodwill and $211 million in purchased mortgage servicing rights. The company invested $118 million into the venture. No significant gains or losses were incurred related to these transactions. In 1996, the company completed the consolidation of its 32 banking charters into 4 to enhance internal operations, reduce reporting redundancies and focus more resources on serving customer needs. Several non-bank subsidiaries were also consolidated into the resulting subsidiary, Barnett Bank, N.A. Barnett's subsidiary banks in Southeast Georgia, Southwest Georgia and the Community Bank of the Islands on Sanibel Island retained their individual bank chartres.

COMPETITION
       Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies were eliminated as of September 29, 1995. The law will also permit interstate branching by banks effective June 1, 1997 subject to the ability of states to opt out of interstate branching completely or to set an earlier effective date. The company anticipates that the effect of the new law will be to increase competition within the markets in which it now operates, although the company cannot predict the extent nor the timing of any increased competition.
       In addition to competition from other banks, Barnett continues to face increased competition from other financial services organizations. Savings and loan associations continue to compete for loans and deposits, while finance companies and credit unions compete in the important areas of consumer lending and deposit gathering. Non-traditional financial service providers such as brokerages, mutual funds, insurance companies and finance subsidiaries of industrial companies have intensified competition in recent years. Additionally, Barnett's national mortgage banking and consumer finance subsidiaries face significant competition from numerous bank and non-bank companies.

SUPERVISION AND REGULATION
       Barnett is a bank holding company subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. As a bank holding company, Barnett's activities and those of its banking and nonbanking subsidiaries are limited to the business of banking and activities closely related or incidental to banking. Barnett may not directly or indirectly acquire the ownership or control of more than five percent of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board. In addition, the Georgia Department of Banking and Finance regulates the Georgia operations of bank holding companies. Various federal and state laws and regulations also govern the operations of the company's banking subsidiaries.
       Dividends and management fees from subsidiaries are the holding company's major source of income. Dividend payments from the banking subsidiaries may be limited by statutes. (See NOTE R of NOTES TO FINANCIAL STATEMENTS in the 1996 Annual Report.)
       Barnett's subsidiary banks are subject to regulation and supervision by the Office of the Comptroller of the Currency (OCC) (in the case of nationally chartered banks), the state banking authorities of the states in which they are organized (in the case of state chartered banks), the Federal Reserve Board (in the case of state chartered member banks) and the FDIC.
       Barnett and its subsidiaries are also affected by various state and federal laws, including those relating to consumer protection and similar matters, as well as by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board. An important purpose of these policies is to curb inflation and control recessions through control of the supply of money and credit. The Federal Reserve Board uses its powers to establish reserve requirements of insured depository institutions and to conduct open market operations in the United States government securities so as to influence the supply of money and credit. These policies have a direct effect on the amount of bank loans and deposits and on interest rates charged on loans and paid on deposits, with the result that federal policies have a material effect on the earnings of Barnett and its subsidiaries. Future policies of the Federal Reserve Board and other government authorities and future changes in state and federal laws and regulations cannot be predicted nor can their effect on the future earnings of Barnett and its subsidiaries be predicted.
       On August 10, 1993, the Federal Deposit Insurance Act was amended to provide that in the event of the liquidation or other resolution of an insured depository institution occurring on or after such date, the claims of depositors of such institution (including claims by the FDIC as subrogee of insured depositors) are entitled to priority in payment over the claims of any other senior or general creditors of the institution, including shareholders.
       Effective December 31, 1992, the federal bank regulatory authorities each adopted risk-based capital guidelines to which Barnett and its banking subsidiaries are subject. These guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profile among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Failure to meet applicable capital guidelines could subject a bank to a variety of enforcement remedies available to the federal regulatory authorities, including limitation on the ability to pay dividends, the issuance of a directive to increase capital, the termination of deposit insurance by the FDIC, and appointment of a conservator or receiver. On December 31, 1996, Barnett and each of its subsidiary banks' capital levels exceeded the capital guidelines established by the federal banking authorities.
       The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) provides for expanded regulation of depository institutions and their subsidiaries and assigns to the federal banking agencies broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." The FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions based on the category in which an institution is classified. A depository institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. On
December 31, 1996, Barnett and each of its subsidiary banks were considered by federal regulatory authorities to be "well capitalized."
       Barnett's non-banking activities are supervised by the Federal Reserve Board with respect to companies directly owned by Barnett, and by the OCC with respect to companies owned directly by Barnett Bank, N.A. In addition, each of Barnett's direct and indirect nonbanking subsidiaries also is subject to supervision and regulation by various state and federal agencies, including but not limited to, the Commission and/or the National Association of Securities Dealers, Inc. (Barnett Investments, Inc. and Barnett Capital Advisors, Inc.) and the Department of Insurance of the State of Florida (Barnett Annuities Corp. and Barnett Insurance Services, Inc.)
       The FDICIA recapitalized the deposit insurance funds and gave regulators the authority to restrict the operations, management and capital distributions of a bank, depending upon its risk. On December 31, 1996, all of Barnett's subsidiary banks fell into the lowest risk category. FDICIA also directs regulators to establish underwriting and operations standards, encompassing such areas as real estate lending, consumer disclosure rules, internal controls and new reporting requirements.
       As discussed under the Competition section, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits an adequately capitalized and managed bank holding company, with Federal Reserve
Board approval, to acquire banking institutions located in states other than the bank holding company's home state, which have not opted out of interstate branching, without regard to whether the transaction is prohibited under state law.

PROPERTIES
       On December 31, 1996, the company and its subsidiaries had consolidated premises and equipment with a net book value of $1.1 billion. The company and its affiliates generally own their offices and related facilities. Most of the company's non-banking subsidiaries and many of the company's consolidated operations functions are housed in a multi-use office park in Jacksonville.

LEGAL PROCEEDINGS
       The company and its subsidiaries are subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the company's financial condition, results of operations or liquidity.

EXECUTIVE OFFICERS
       CHARLES E. RICE, 61, Chairman of the Board and Chief Executive Officer since November 1988 and Chairman of the Board, President and Chief Executive Officer from April 1984 to November 1988. Mr. Rice, who has been Chief Executive Officer since 1979, joined the company in 1966 and was first elected an executive officer in 1971.
       ALLEN L. LASTINGER, JR., 54, President and Chief Operating Officer since January 1991; Vice Chairman and Chief Banking Officer from November
1988 to December 1990; and Vice Chairman/Retail Banking from April 1984 to November 1988. Mr. Lastinger joined the company in 1971 and was first elected an executive officer in 1980.
       RICHARD A. ANDERSON, 52, Regional Banking Executive, North Region since April 1996. Regional Banking Executive/ Central Region from April 1994 to April 1996; President and Chief Executive Officer of Barnett Bank of
Broward County, N.A. from January 1990 to April 1994; and President and Chief Executive Officer of Barnett Bank of Naples from June 1987 to January 1990.
Mr. Anderson joined the company in 1979 and was first elected an executive officer in 1994.
       JUDY BEAUBOUEF, 50, Chief Legal Executive since 1991; Associate
General Counsel from 1988 to 1991. Ms. Beaubouef joined the company in 1988 and was first elected an executive officer in 1991.
       SUSAN S. BLASER, 47, Chief Marketing Executive since December 1994; Senior Vice President for Retail Banking for First Bank System from February 1991 to October 1994; Senior Vice President of CVN Companies from 1988 to
1990. Ms. Blaser joined the company as an executive officer in 1994.
       RICHARD C. BREWER, 55, Chief Credit Policy Executive since July 1994; Regional Banking Executive/Central Region from January 1989 to July 1994; and Chairman and Chief Executive Officer of Barnett Bank of Southwest Florida from January 1986 to January 1989. Mr. Brewer joined the company in 1970 and was first elected an executive officer in 1989.
       M. ALEX CROTZER, 43, Chief Business Banking Executive since April
1996; Chief Executive Officer of Barnett Bank of Broward from May 1994 to
April 1996; President and Chief Executive Officer of Barnett Bank of West Florida from January 1993 to May 1994; Head of Corporate Banking of Barnett Bank of Central Florida from March 1986 to January 1993; Senior Vice President of Real Estate of Barnett Bank of Jacksonville from May 1984 to March 1986. Mr. Crotzer joined the Company in 1978 and was first elected an executive officer in 1996.
       GREGORY M. DELANEY, 33, Chief Accounting Officer and Controller since January 1997. Mr. Delaney joined the Company in 1990 and was first elected an executive officer in 1997.
       DOUGLAS K. FREEMAN, 46, Chief Consumer Credit Executive since April 1996; Chief Corporate Banking Executive from August 1991 to April 1996; Executive Vice President for Business Banking of Wells Fargo Bank from
January 1989 to August 1991. Mr. Freeman joined the company as an executive officer in 1991.
       LEE E. HANNA, 47, Chief Retail Delivery Executive since July 1996; President of Barnett Bank of Broward County from April 1996 to July 1996; President & Chief Operating Officer of Barnett Bank of South Florida from February 1994 to April 1996; Executive Vice President of Retail Banking of Barnett Bank of South Florida from May 1991 to February 1994; Executive Vice President of Retail Lending, Barnett Bank of Central Florida from 1987 to
May 1991. Mr. Hanna joined the Company in 1977 and was first elected an executive officer in 1996.
       RICHARD J. JONES, 46, Chief Asset Management Executive for Barnett Banks, Inc. since July 1995; President and Chief Executive Officer of Fleet Investment Services and Corporate Vice President of Fleet Financial Group from 1991 to 1995.
       PAUL T. KERINS, 53, Chief Human Resources Executive since February
1985, when he joined the company as an executive officer.
       PATRICK J. MCCANN, 40, Director of Finance since November 1996; Controller from September 1992 to November 1996; Director of Finance/Central Region from January 1989 to September 1992; Chief Financial Officer of Barnett Bank of Southwest Florida from January 1988 to June 1989; and Controller from September 1987 to January 1988. Mr. McCann joined the company in 1987 and was first elected an executive officer in 1992.
       JAMES F. MONDELLO, 53, Regional Banking Executive/ South Region since February 1991; Regional Banking Executive/East Region from January 1989 to February 1991; and Executive Vice President and Chief Operating Officer of Barnett Bank of Polk County from January 1988 to January 1989. Mr. Mondello joined the company in 1983 and was first elected an executive officer in 1989.
       CHARLES W. NEWMAN, 47, Chief Financial Officer since January 1992 and Executive Vice President and Controller from January 1988 to January 1992.
Mr. Newman joined the company in 1983 and was first elected an executive officer in 1985.
       HINTON F. NOBLES, JR., 51, Executive Vice President since April 1985. Mr. Nobles joined the company in 1974 and was first elected an executive officer in 1983.
       RICHARD J. REDICK, 46, Chief Technology Executive since November 1996; Director of Finance from February 1993, when he joined the company as an executive officer, to November 1996; Executive Vice President of BayBank Boston, N.A. from 1983 to February 1993.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf, thereunto duly authorized.

Date:  March 10, 1997

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

       NAME                   TITLE                     DATE
       ----                   -----                     ----

         *                    Director                  March 10, 1997
---------------------
Walter H. Alford


         *                    Director                  March 10, 1997
---------------------
Rita Bornstein


         *                    Director                  March 10, 1997
---------------------
James L. Broadhead


         *                    Director                  March 10, 1997
---------------------
Alvin R. Carpenter


         *                    Director                  March 10, 1997
---------------------
Marshall M. Criser

         *                    Director                  March 10, 1997
---------------------
Jack B. Critchfield


                              Director                  March 10, 1997
---------------------
Remedios Diaz Oliver

          NAME                   TITLE                      DATE
          ----                   -----                      ----


         *                        President, Chief          March 10, 1997
---------------------             Operating Officer
Allen L. Lastinger, Jr.           and Director



         *                        Director                  March 10, 1997
---------------------
Clarence V. McKee


GREGORY M. DELANEY                Controller                March 10, 1997
---------------------             (Principal Accounting
Gregory M. Delaney                Officer)



CHARLES W. NEWMAN                 Chief Financial           March 10, 1997
---------------------             Officer (Principal
Charles W. Newman                 Financial Officer)



         *                        Director                  March 10, 1997
---------------------
Stewart Turley

         *                        Director                  March 10, 1997
---------------------
Thompson L. Rankin


         *                        Chairman and Chief        March 10, 1997
---------------------             Executive Officer
Charles E. Rice                   and Director (Principal
                                  Executive Officer)



         *                        Director                  March 10, 1997
---------------------
Frederick H. Schultz


         *                        Director                  March 10, 1997
---------------------
John A. Williams


HINTON F. NOBLES, JR.             Executive                 March 10, 1997
---------------------             Vice President
Hinton F. Nobles, Jr.

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

     +++(e) Indenture dated March 16, 1995 relating to Subordinated Debt Securities of the Company.

     +++(f) Indenture dated March 16, 1995 relating to Senior Debt Securities of the Company.

        (g) Registration Rights Agreement dated as of December 2, 1996 relating to the Capital Securities of Barnett Capital II (including therein a schedule identifying substantially identical registration rights agreements dated November 27, 1996 and January 28, 1997, relating to the Capital Securities of Barnett Capital I and Barnett Capital III, respectively).

        (h) Guarantee Agreement dated as of December 2, 1996 for the benefit of holders of the Capital Securities of Barnett Capital II (including therein a schedule identifying substantially identical guarantee agreements dated November 27, 1996 and January 28, 1997, relating to the Capital Securities of Barnett Capital I and Barnett Capital III, respectively).

        (i) Indenture dated as of December 2, 1996 relating to 7.95% Junior Subordinated Debentures Due 2026 of the Company (including therein a form of Junior Subordinated Debenture and a schedule identifying substantially identical indentures dated November 27, 1996 and January 28, 1997 relating to additional issuances of junior subordinated debentures of the Company).

        (j) Amended and Restated Declaration of Trust of Barnett Capital II dated as of December 2, 1996 relating to $200,000,000 Capital Securities of the Trust (including therein a form of Capital Security and a schedule identifying substantially identical amended and restated declarations of trusts dated November 27, 1996 and January 28, 1997, of Barnett Capital I and Barnett Capital III, respectively).

10.   Material Contracts

       -(a)  Long Term Incentive Plan of Barnett Banks, Inc., as amended.

      --(b)  Employment Agreement Messrs. Nobles,  Newman,
              Rice, Lastinger & Brewer

     ---(c)  Trust under executive benefit plan

11.   Statement re Computation of Per Share Earnings.

12. Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

13. Annual Report to Security Holders for the fiscal year ended December 31, 1996.

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

---Previously filed as Exhibit to Registrant's Registration Statement on Form S-3, Registration No. 33-21649 and incorporated herein by reference.

APPENDIX DESCRIBING PICTURES AND CHARTS IN ANNUAL REPORT TO SHAREHOLDERS

On pages 2 and 5 of the printed version, photos of Charles E. Rice, Chairman and Chief Executive Officer, appear.

On pages 3 and 6 of the printed version, photos of Allen L. Lastinger, Jr., President and Chief Operating Officer, appear.

On pages 8 through 17 of the printed version, photos of people (customers) appear.

On page 19 of the printed version, pie chart graphs show pictorially the approximate percentage of total company revenue and net income each of the three business lines contributed as follows: Asset Management Revenue 37%, Net Income 25%, Consumer Credit Revenue 26%, Net Income 24%, Business Banking Revenue 23%, Net Income 35%.