Form 10-Q
period 1997-03-31
BARNETT BANKS INC
filed 1997-05-14
CIK 10012

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period                         Commission file number 1-7901.
ended March 31, 1997

                                 BARNETT BANKS, INC.
                    ------------------------------------------
                (Exact name of registrant as specified in its charter)


           Florida                                              59-0580515
-------------------------------                             ------------------
(State of incorporation)                                    (I.R.S. Employer
                                                            Identification No.)


                               50 North Laura Street
                            Jacksonville, Florida 32202
                        ---------------------------------------
                        (Address of principal executive offices)


                                   (904) 791-7720
                 --------------------------------------------------
                 (Registrants telephone number, Including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---


                  Barnett Burke, Inc. Common Stock - March 31, 1997:
                             177,314,033 shares outstanding

BARNETT




                           {IDEAS)








                                                             FIRST QUARTER

                                                             1997



                                                             Form 10-Q

                                                             Barnett Banks, Inc.

Barnett Banks, Inc.
Financial Review and Form 10-Q

TABLE OF CONTENTS

Part I--Financial Information
----------------------------------------------------------------------------------
Consolidated Financial Highlights......................................          3
Management Discussion (Item 2).........................................          4
 Quarterly Average Balances, Yields and Rates..........................         12
Financial Statements (Item 1):
 Statements of Financial Condition.....................................         14
 Statements of Income..................................................         15
 Statements of Changes in Shareholders' Equity.........................         16
 Statements of Cash Flows..............................................         17
 Notes to Financial Statements.........................................         18

Part II--Other Information
-------------------------------------------------------------------------------

Exhibits and Reports on Form 8-K (Item 6)

    Exhibit 11, "Statement re: computation of per share earnings," is included in the Notes to Financial Statements on page 19 of this report.

    A report on Form 8-K, dated January 14, 1997, filed a press release announcing the company's agreement to acquire Oxford Resources Corp.

    A report on Form 8-K, dated January 24, 1997, filed a press release announcing 1996 earnings for the company.




Barnett Banks, Inc. and Subsidiaries
FORM 10-Q, March 31, 1997

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BARNETT BANKS, INC.

DATED: MAY 14, 1997             /S/ CHARLES W. NEWMAN
                                -----------------------------------
                                CHARLES W. NEWMAN
                                CHIEF FINANCIAL OFFICER

DATED: MAY 14, 1997             /S/ GREGORY M. DELANEY
                                -----------------------------------
                                GREGORY M. DELANEY
                                CONTROLLER

Consolidated Financial Highlights
Restated for 2-for-1 stock split in September 1996






                                                                                                Three Months
FOR THE PERIODS ENDED MARCH 31--                                                     ----------------------------------
DOLLARS IN MILLIONS EXCEPT PER SHARE DATA                                              1997        1996         CHANGE
-----------------------------------------------------------------------------------------------------------------------
For the Period
Net interest income (taxable-equivalent)........................................  $    474.0  $    475.2          --
Provision for loan losses.......................................................        31.8        41.6         (24)%
Non-interest income (excluding securities transactions).........................       215.7       196.6          10
Securities transactions(1)......................................................          --        19.0          --
Non-interest expense............................................................       415.9       407.6           2
Net income......................................................................       145.7       148.2          (2)
=======================================================================================================================
Per Share Data
Net income:
  Primary.......................................................................  $      .79  $      .76           4%
  Fully diluted.................................................................         .78         .74           5
Dividends declared..............................................................         .27         .24          13
Book value(2)...................................................................       16.49       17.35          (5)
Stock price:
  High..........................................................................       50.88       31.88          60
  Low...........................................................................       40.00       27.75          44
  Close.........................................................................       46.50       31.13          49
=======================================================================================================================
Key Ratios
Return on assets................................................................        1.41%       1.44%         (2)%
Return on equity................................................................       19.34       17.89           8
Net yield on earning assets.....................................................        5.28        5.27          --
Overhead ratio..................................................................       60.29       60.67          (1)
Shareholders' equity to total assets(2).........................................        6.99        8.09         (14)
Leverage ratio..................................................................        7.50        6.31          19
Total risk-based capital ratio..................................................       12.97       11.62          12
=======================================================================================================================
Average Balances
Assets..........................................................................  $   41,337  $   41,136          --
Deposits........................................................................      33,138      33,845          (2)%
Loans, net of unearned income...................................................      30,526      30,347           1
Earning assets..................................................................      36,200      36,161          --
Shareholders' equity............................................................       3,012       3,313          (9)
Fully diluted shares (thousands)................................................     185,597     198,997          (7)
=======================================================================================================================
Period End
Assets..........................................................................  $   41,848  $   41,519           1%
Deposits........................................................................      33,839      33,930          --
Loans, net of unearned income...................................................      30,701      30,378           1
Long-term debt..................................................................       1,221       1,388         (12)
Preferred stock.................................................................          --          91          --
Shareholders' equity............................................................       2,865       3,287         (13)
Common shares (thousands).......................................................     177,314     188,329          (6)
=======================================================================================================================

(1) Includes the sale of Bank South stock in the first quarter of 1996.

(2) Computed on equity before deduction of the employee stock ownership plan obligation.

MANAGEMENT DISCUSSION




TABLE 1 Selected Quarterly Data

                                                                                                 1996
                                                                     1997     ------------------------------------------
DOLLARS IN MILLIONS EXCEPT PER SHARE DATA                            FIRST     FOURTH      THIRD     SECOND      FIRST
-----------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Net interest income (taxable-equivalent).........................  $   474.0  $   461.9  $   469.0  $   480.3  $   475.3
Provision for loan losses........................................       31.8       28.6       44.9       39.5       41.6
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses..............      442.2      433.3      424.1      440.8      433.7
Non-interest income (excluding securities transactions)..........      215.7      206.0      194.8      193.9      196.6
Securities transactions..........................................         --        (.1)        --         .3       19.0
Non-interest expense (excluding SAIF assessment).................      415.9      399.7      384.4      400.8      407.6
SAIF assessment..................................................         --         --       24.5         --         --
------------------------------------------------------------------------------------------------------------------------
Income before income taxes and minority interest.................      242.0      239.5      210.0      234.2      241.7
Income tax provision.............................................       84.5       83.4       78.8       90.3       88.6
Taxable-equivalent adjustment....................................        3.5        3.9        4.2        4.4        4.9
Minority interest expense, net of income taxes...................        8.3        2.4         --         --         --
------------------------------------------------------------------------------------------------------------------------
  Net income.....................................................  $   145.7  $   149.8  $   127.0  $   139.5  $   148.2
========================================================================================================================
Primary earnings per common share................................  $     .79  $     .77  $     .65  $     .71  $     .76
Fully diluted earnings per common share..........................        .78        .76        .65        .71        .74
========================================================================================================================



SUMMARY

    All historical data used in this report has been restated to reflect a 2-for-1 stock split in September 1996.

    Barnett reported first quarter 1997 earnings of $145.7 million, or $.78 per fully diluted share, compared to $148.2 million, or $.74 per share, in last year's first quarter and $149.8 million, or $.76 per share, in the fourth quarter of 1996. First quarter 1996 results included a $19.0 million pre-tax gain on the company's equity holding in Bank South Corporation which was acquired by another institution. Excluding the impact of this gain, earnings per share increased 13%.

    First quarter results represent a return on assets of 1.41% compared to 1.44% last year. Return on shareholders' equity was 19.34% for the first quarter compared to 17.89% last year.

    Revenue, excluding securities transactions, rose 3% over both the first quarter of 1996 and the fourth quarter to $689.7 million. Taxable-equivalent net interest income fell slightly to $474.0 million from the same period last year, reflecting the impact of the company's mortgage servicing venture with HomeSide, Inc. ("HomeSide") and the sale of $776 million of non-core credit card receivables to Household Credit Services, Inc. ("Household"). First quarter net interest income was up $12.1 million from the fourth quarter, as average earning assets increased $649 million and the net yield on earning assets rose 10 basis points.

    Non-interest income, excluding securities transactions, rose 10% from a year earlier and 5% from the fourth quarter of 1996 to $215.7 million. The increase from last year largely reflects growth in consumer finance income and other fees, partially offset by lower mortgage banking income and lower credit card discounts and fees stemming from the HomeSide and Household transactions, respectively. The increase from the fourth quarter reflects growth in virtually every reported category.

    Non-interest expense increased 2% from last year and 4% over the fourth quarter to $415.9 million. Barnett's first quarter overhead ratio was 60.3%, down from 60.7% a year earlier, but up slightly from 59.9% in the fourth quarter, as the company continued making significant investments designed to enhance its future business.

    The provision for loan losses fell 24% from last year, but increased 11% from the fourth quarter, to $31.8 million. At March 31, the reserve for loan losses stood at $477 million and represented 1.55% of period-end loans and 259% of non-performing loans.

    Net charge-offs of $31.8 million dropped 23% from a year earlier, but rose $3.3 million from the fourth quarter. First quarter net charge-offs represented an annualized .42% of average loans compared to .55% a year earlier and .38% in the fourth quarter. Non-performing assets of $233 million on March 31 represented .76% of gross loans plus real estate held for sale.

    Selected quarterly data is provided in Table 1.

    In January, the company announced that it had reached a definitive agreement to acquire Oxford Resources Corp., the nation's largest independent automobile leasing company. Oxford does business with more than 2,000 automobile dealers in 21 states and originated more than $1 billion in loans and leases during 1996. Concurrent with the announcement, Barnett's Board of Directors authorized management to repurchase up to an additional 15 million shares of Barnett's common stock. Accordingly, the company's fully diluted weighted average shares fell to 185.6 million in the first quarter from 194.3 million in the fourth quarter. The company closed the purchase of Oxford on April 1 by issuing 13.6 million shares of common stock in exchange for all of the outstanding stock of Oxford. The results of Oxford's operations will be included in Barnett's results beginning in the second quarter.

EARNING ASSETS

    LOANS. Average loans rose $179 million from a year earlier and $320 million from the fourth quarter to $30.5 billion. The increases in loans from the

Table 2 Interest Rate Sensitivity Analysis


                                                                                                             NON-RATE
                                                                                                             SENSITIVE
                                                        0-30       31-90     91-180     181-365      1-5     AND OVER
MARCH 31, 1997--DOLLARS IN MILLIONS                     DAYS        DAYS      DAYS       DAYS       YEARS    FIVE YEARS    TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural..............  $   3,929  $     148  $     164  $     172  $     800  $     226  $   5,439
Real estate construction............................        786         14          5          5         12          3        825
Commercial mortgages................................        836        102        104        190        490         53      1,775
Residential mortgages...............................      1,096      1,368      1,749      2,689      2,014        745      9,661
Installment.........................................      2,752        783      1,049      1,759      4,558         94     10,995
Other loans.........................................      1,523                                         483                 2,006
---------------------------------------------------------------------------------------------------------------------------------
     Total loans(1).................................     10,922      2,415      3,071      4,815      8,357      1,121     30,701
Securities(1).......................................        109        323        468      1,282      1,687      1,016      4,885
Federal funds sold, securities purchased under
  agreements to resell and other earning assets.....        780                                                               780
---------------------------------------------------------------------------------------------------------------------------------
     Total earning assets...........................  $  11,811  $   2,738  $   3,539  $   6,097  $  10,044  $   2,137  $  36,366
=================================================================================================================================
NOW and money market accounts(1)....................  $   4,389                        $      88  $     549  $   7,238  $  12,264
Savings deposits(1).................................        599                               56        354      1,942      2,951
Time deposits.......................................      1,932  $   2,091  $   2,478      2,687      2,836         83     12,107
---------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits................      6,920      2,091      2,478      2,831      3,739      9,263     27,322
Short-term borrowings...............................      2,206                                                             2,206
Long-term debt......................................         51        462                              201        506      1,220
---------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities.............  $   9,177  $   2,553  $   2,478  $   2,831  $   3,940  $   9,769  $  30,748
=================================================================================================================================
Gap before interest rate swaps......................  $   2,634  $     185  $   1,061  $   3,266  $   6,104  $  (7,632)
Interest rate swaps.................................     (1,560)    (2,195)       420      1,850      1,075        410
---------------------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap adjusted for interest
  rate swaps........................................      1,074     (2,010)     1,481      5,116      7,179     (7,222)
Cumulative adjusted interest rate sensitivity gap...      1,074       (936)       545      5,661     12,840
Cumulative adjusted gap as a percentage of earning
  assets:
  March 31, 1997....................................       2.95%     (2.57)%     1.50%     15.57%     35.31%
  March 31, 1996(2).................................       5.14       5.20       8.36      16.87      28.36
=================================================================================================================================


------------------------

(1) Management adjustments reflect the company's estimate of the effects of early principal repayments on residential and other amortizing loans and securities and the anticipated repricing sensitivity of non-maturity deposit products. Historically, balances on non-maturity deposit accounts have remained relatively stable despite changes in market interest rates. Management has classified certain of these accounts as non-rate sensitive based on management's historical pricing practices and runoff experience. Approximately 63% of the NOW and money market account balances and 78% of the savings account balances are classified as over one year.

(2) In 1997, management changed certain assumptions used to estimate the anticipated repricing sensitivity of non-maturity deposit products considered to be non-rate sensitive. Prior year amounts have been restated to give effect to the change.



first and fourth quarters of 1996 reflect growth in commercial and installment loan balances, offsetting reductions in real estate loan balances. The increase in loans from the first quarter of 1996 was also partially offset by the Household transaction.

    Installment loans rose $1.6 billion, or 18%, from the same period last year and $340 million, or an annualized growth rate of 13%, from the fourth quarter to $10.9 billion. The expansion of indirect automobile lending to new markets and increased home equity loans originated through the EquiCredit franchise were the principal factors in the growth of the installment loan portfolio. The volume of automobile loans, the largest component of installment loans, is dependent upon new and used automobile sales, which can vary depending on economic conditions and other factors.

    Residential mortgage loans fell 9%, or $1.0 billion, from last year and $139 million from the fourth quarter to $9.7 billion. These reductions reflect management's decision to utilize the liquidity from amortizing residential mortgages to fund growth in loan categories with higher risk-adjusted rates of return. Also contributing to the decline from last year was the sale of the company's pipeline of mortgage loans held for sale to HomeSide.

    At the end of the first quarter, 76% of the residential loan portfolio consisted of adjustable-rate mortgages. Most of these mortgages reprice annually based on a spread over the one-year Constant Maturity Treasury index. This repricing is limited by annual and lifetime caps.

    Commercial loans grew 11% from last year and at an annualized rate of 15% from the fourth quarter to $5.3 billion. Commercial real estate loans decreased 12% from a year earlier and $127 million from the fourth quarter to $2.6 billion.

    Credit line and bank card outstandings fell 25%, or $631 million, from last year, but grew at an annualized rate of 12% from the fourth quarter to $1.9 billion. The reduction from last year reflects the sale of $776 million in non-core credit card outstandings during the fourth quarter of 1996. The growth from last quarter primarily reflects increased usage of previously authorized credit.

    INVESTMENT SECURITIES AND OTHER EARNING ASSETS. The company's $5.1 billion securities portfolio, with an average life of 2.24 years, consists primarily of AAA or equivalently rated securities. U.S. Treasury securities comprised 40% of the

Table 3 Derivative Financial Instruments

                                                                              WEIGHTED AVERAGE INTEREST RATE
                                                                      ----------------------------------------------
                                                                                                                        AVERAGE
                                            NOTIONAL    REPLACEMENT     RECEIVE                   PAY                   MATURITY
MARCH 31--DOLLARS IN MILLIONS                AMOUNT        VALUE        RATE(1)        INDEX     RATE(1)      INDEX     IN YEARS
---------------------------------------------------------------------------------------------------------------------------------

Interest rate swaps:
  Basis swap.............................   $      50    $      .39         5.69%    LIBOR            5.76%  CMT             .83
  Generic swaps:
    Receive fixed........................       4,020        (26.66)        5.85     Fixed            5.56   LIBOR          1.84
    Pay fixed............................         116           .98         5.84     LIBOR            5.84   Fixed          1.74
Interest rate floors.....................         250           .66         6.00(2)  LIBOR              --   --              .76
-------------------------------------------------------------------------------------------------------------------------------
Total....................................   $   4,436    $   (24.63)        5.86%                    5.57%                 1.76
===============================================================================================================================
1996
Interest rate swaps:
  Basis swap.............................   $      50    $      .78         5.41%    LIBOR           5.39%  CMT           1.83
  Generic swaps:
    Receive fixed........................       3,550        (21.77)        5.42     Fixed           5.40   LIBOR         1.67
    Pay fixed............................         266          (.22)        5.39     LIBOR           6.38   Fixed         1.47
Interest rate floors.....................         250          2.19         6.00(2)  LIBOR             --   --            1.75
-------------------------------------------------------------------------------------------------------------------------------
Total....................................   $   4,116    $   (19.02)        5.45%                    5.47%                1.66
===============================================================================================================================


------------------------

(1) Based upon contractual rates at March 31.

(2) The company receives interest equal to the amount by which LIBOR is less than 6.00%.

portfolio at March 31. Average securities fell $108 million, or 2%, and federal funds sold and securities purchased under agreements to resell fell $32 million from the same period last year. Average securities grew $70 million and federal funds sold and securities purchased under agreements to resell rose $259 million from the fourth quarter.

    At March 31, the available-for-sale securities portfolio had a $21 million pre-tax unrealized loss compared to a $16 million pre-tax unrealized gain at March 31, 1996 and a $13 million pre-tax unrealized gain at December 31, 1996. These unrealized gains and losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders' equity on a net of tax basis. The adjustments to shareholders' equity also include a $13 million market value adjustment on certain servicing assets associated with the company's consumer finance franchise which resulted from the company's adoption of Statements of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" on January 1, 1997.

DEPOSITS AND OTHER FUNDING SOURCES

    DEPOSITS. Average deposits declined 2%, or $707 million, from a year ago but rose at an annualized growth rate of 5% from the fourth quarter to $33.1 billion. Transaction, money market and savings account balances dropped $582 million from a year ago but rose $586 million from the fourth quarter. The decrease from last year was primarily due to the transfer of mortgage escrow deposits to HomeSide during the second quarter of 1996. CD and other time deposit balances fell $125 million from a year ago and $170 million during the quarter.

    OTHER FUNDING SOURCES. Average federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings increased $161 million, or 8%, from the same period last year, but decreased $12 million during the quarter to $2.2 billion.

    The company issues commercial paper to fund certain consumer lending activities. As of March 31, Barnett's commercial paper outstandings totaled $50 million compared to $42 million as of December 31, 1996 and $907 million as of March 31, 1996.

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

    In order to reflect more appropriately the repricing structure of the company's balance sheet, management has made certain adjustments to the balances shown in the table. Based on historical and industry data, an estimate of the expected prepayments of amortizing loans and investment securities is reflected in the balances in the table. Changes in the economic and interest rate environments may impact these expected prepayments.

    Similarly, an adjustment to deposits is

Table 4 Change In Net Interest Income

                                                                                              CHANGE FROM
                                                                                                PREVIOUS
                                                                                              YEAR DUE TO:
FOR THE PERIOD ENDED MARCH 31, 1997--                                                    ----------------------     TOTAL
Dollars in Millions--Taxable-Equivalent                                                    VOLUME       RATE(1)    CHANGE
---------------------------------------------------------------------------------------  ----------------------------------

Interest income:
  Loans................................................................................   $    (5.5)  $    (6.1)  $  (11.6)
  Taxable securities...................................................................         (.8)        2.9        2.1
  Tax-free securities..................................................................        (1.5)         --       (1.5)
  Federal funds sold and securities purchased under agreements to resell...............         (.4)        (.2)       (.6)
---------------------------------------------------------------------------------------  ----------------------------------
    Total interest income..............................................................        (8.2)       (3.4)     (11.6)
Interest expense:
  NOW and money market accounts........................................................        (2.7)        2.5        (.2)
  Savings deposits.....................................................................        (1.6)        (.2)      (1.8)
  Certificates of deposit under $100,000...............................................        (2.9)       (4.2)      (7.1)
  Other time deposits..................................................................         1.4        (1.4)        --
---------------------------------------------------------------------------------------  ----------------------------------
    Total interest-bearing deposits....................................................        (5.8)       (3.3)      (9.1)
  Federal funds purchased and securities sold under agreements to repurchase...........        10.6         (.9)       9.7
  Other short-term borrowings..........................................................        (9.8)        (.1)      (9.9)
  Long-term debt.......................................................................         (.4)        (.6)      (1.0)
---------------------------------------------------------------------------------------  ----------------------------------
    Total interest expense.............................................................        (5.4)       (4.9)     (10.3)
---------------------------------------------------------------------------------------  ----------------------------------
    Net interest income................................................................   $    (2.8)  $     1.5   $   (1.3)
=======================================================================================  ==================================

(1) Includes changes in interest income and expense not due solely to volume or rate changes.


made to reflect the behavioral characteristics of certain core deposits that do not have specified maturities (i.e., interest-bearing checking, savings and money market deposit accounts). The footnote accompanying the table more fully explains the specific adjustments made to the analysis. This interest rate sensitivity analysis indicates that the company was asset sensitive on March 31, with a cumulative six-month positive gap of 1.50%.

    In addition to gap analysis, management uses rate-shock simulation and duration of equity to measure the rate sensitivity of its balance sheet. Rate-shock simulation is a modeling technique used to estimate the impact of changes in rates on the company's net interest margin. Duration of equity measures the change in the market value of the company's equity resulting from a change in interest rates. It is designed to evaluate the economic impact of rate changes for periods that extend beyond the time horizons targeted by gap and rate shock simulation analysis. These analyses, which consider longer term impacts of rate changes, indicate that Barnett is relatively rate neutral. The company's rate shock simulation indicates that an instantaneous 1% change in interest rates would have less than a 2% impact on net interest income over a twelve-month period. This simulation is based on the company's business mix, as well as interest rate exposures at a point in time, and includes a parallel shift of the yield curve. It also requires certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. While this simulation is a useful measure of the company's sensitivity to changing rates, it is not a forecast of future results and is based on many assumptions, which if changed, could cause a different outcome.

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

    Barnett controls its interest rate risk by managing the level and duration of certain balance sheet assets and liabilities. The company also uses off-balance-sheet instruments (derivatives) to manage its interest rate sensitivity position. Barnett ensures that both balance-sheet and off-balance-sheet instruments used for asset-liability management purposes are consistent with safe and sound banking practices.

    The company's derivatives portfolio used for asset-liability management purposes, summarized in Table 3, had a notional amount of $4.4 billion at March 31. This portfolio consisted of $4.2 billion of interest rate swaps and $250 million of interest rate floors. The swap portfolio consists of fixed-term, non-amortizing interest rate swaps, which mature through October 1999. Most of the company's swaps involve receipt of fixed cash flows in exchange for variable (primarily LIBOR-based) cash flows. The purpose of these swaps is to convert cash flows from floating-rate loans to fixed cash flows to reduce the sensitivity of the net interest margin to flat or falling interest rates.

Table 5 Other Non-Interest Expense

                                                          1997                          1996
                                                       ----------  ----------------------------------------------
DOLLARS IN THOUSANDS                                        FIRST      FOURTH       THIRD      SECOND       FIRST
-----------------------------------------------------------------------------------------------------------------
Advertising and marketing............................  $   18,175  $   10,256  $   11,098  $   12,693  $   13,905
Amortization of intangibles..........................      11,638      11,731      11,970      13,043      13,440
Communications.......................................      13,663      12,388      11,554      11,416      10,970
Expenses and provision on real estate held for
  sale...............................................       2,034       3,233       3,696       3,384       2,409
FDIC assessments.....................................       1,628          --       2,545       2,514       2,720
Outside computer services............................      13,316      10,737       8,637       8,973       9,739
Postage..............................................       5,866       6,345       6,147       7,390       6,920
Stationery and supplies..............................       7,787       7,545       5,936       5,634       5,762
Insurance, taxes and other...........................      51,413      53,895      48,060      56,482      59,729
-----------------------------------------------------------------------------------------------------------------
  Total..............................................  $  125,520  $  116,130  $  109,643  $  121,529  $  125,594
                                                       ==========================================================


    The derivatives portfolio performed as expected during the quarter, as the value of instruments entered into to protect the company in a declining rate environment fell in value due to a modest rise in interest rates during the period. The replacement value related to the company's derivatives portfolio was a negative $24.6 million on March 31, 1997 compared to a negative $19.0 million on the same date last year and a negative $4.7 million on December 31, 1996.

    The derivatives portfolio, including the amortization of deferred gains on interest rate floors, increased net interest income in the first quarter of 1997 by $5.6 million, representing a 6 basis point increase in the net yield on earning assets. The swap portfolio reduced first quarter 1996 net interest income by $1.6 million, representing a 2 basis point reduction in the net yield on earning assets.

    Barnett manages the counterparty exposure of its derivatives in a manner consistent with the granting of credit. Any exposure is generally measured by the market replacement value at any point in time. Barnett utilizes collateral exchange agreements with derivatives counterparties in order to control the level of credit exposure to these entities.

NET INTEREST INCOME

    Barnett's taxable-equivalent net interest income, which represented 69% of first quarter revenues, was $474.0 million, slightly below last year but up $12.1 million, or 3%, from the fourth quarter. The decrease from last year reflects the impact of the HomeSide and Household transactions, partially offset by an increase in non-interest bearing funding, which reduced the cost of funds supporting earning assets. The increase from the fourth quarter primarily reflects a higher net yield on earning assets and increased earning assets. Table 4 on page 7 shows the changes in net interest income by category due to shifts in volume and rate.

    The net yield on earning assets rose to 5.28% from 5.27% a year earlier and 5.18% in the fourth quarter. The increase in the net yield on earning assets from last year was driven by a change in loan mix from residential mortgages to higher yielding commercial and installment loans and an increase in non-interest bearing funding. This increase in the net yield was offset by the impact of the sale of $776 million of high-yielding non-core credit card outstandings to Household in the fourth quarter of 1996 and the change in financial presentation of mortgage servicing costs resulting from the HomeSide venture. Prior reporting had reflected internal mortgage servicing costs in non-interest expense. As a result of the mortgage servicing venture, these expenses became third party costs and are now netted against interest on residential loans, resulting in lower net interest income. The impact of the change in financial presentation of mortgage servicing costs on the residential mortgage loan yield was 8 basis points and the impact on the net interest margin was 2 basis points.

    The 10 basis point expansion of the net interest margin from the fourth quarter was primarily due to the increase in higher yielding commercial and installment loans and the impact of capital securities issued during the fourth quarter of 1996 and the first quarter of 1997.

NON-INTEREST INCOME

    Non-interest income, excluding securities transactions, rose 10% from a year ago to $215.7 million due to growth in consumer finance income and other fees, partially offset by the impact of the HomeSide and Household transactions. Non-interest income was up 5% from the fourth quarter, reflecting growth in nearly every reported category.

    Consumer finance income of $41.6 million represents revenue generated through the company's consumer loan securitization program and related loan servicing. Consumer finance income rose 32%, or $10.2 million, from the same period a year ago, reflecting increased loan securitization volume. Consumer finance income rose 5%, or $1.9 million, from the fourth quarter. On January 1, 1997, the company adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which among other provisions, prescribes the accounting to be followed with respect to loan securitizations occurring after December 31, 1996. These new provisions affect the amount of gain recorded upon the sale of securitized loans; however, the impact of SFAS No. 125 on the loan securitization gain recorded during the first quarter was immaterial.

    Mortgage banking income fell $5.1 million from the same period last year but rose $3.8 million from the fourth quarter to $16.3 million. The decrease from the first quarter of 1996 primarily reflects the impact of the HomeSide venture. During the first quarter of 1997, HomeSide completed an initial public offering of common stock which had a $2.1 million

Table 6 Non-Performing Assets

                                                                1997                                  1996
                                                  ----------------------------------    ----------------------------

                                                                      PERCENTAGE                        PERCENTAGE
                                                                       OF TOTAL                          OF TOTAL
MARCH 31--DOLLARS IN THOUSANDS                         AMOUNT        OUTSTANDING(1)       AMOUNT       OUTSTANDING(1)
---------------------------------------------------------------------------------------------------------------------
Non-accruing loans:
 Less than 90 days past due........................   $ 19,123              .06%       $   25,375               .08%
 90 days past due..................................    160,089              .52           151,204               .50
--------------------------------------------------------------------------------------------------------------------
    Total non-accruing loans.......................    179,212              .58           176,579               .58
Reduced-rate loans.................................      4,859              .02             4,803               .01
--------------------------------------------------------------------------------------------------------------------
    Total non-performing loans.....................    184,071              .60           181,382               .59
Real estate held for sale..........................     49,329              .16            63,256               .21
--------------------------------------------------------------------------------------------------------------------
    Total non-performing assets....................   $233,400              .76%       $  244,638               .80%
====================================================================================================================
Non-performing loans by category:
 Commercial, financial and agricultural............   $ 32,199              .11%       $   38,713               .13%
 Real estate construction..........................      3,814              .01            12,663               .04
 Commercial mortgages..............................     25,477              .08            40,895               .13
 Residential mortgages.............................    122,581              .40            89,111               .29
====================================================================================================================
    Total..........................................   $184,071              .60%       $  181,382               .59%
====================================================================================================================
90 days past due accruals..........................   $ 54,610              .18%       $   60,981               .20%
====================================================================================================================

------------------------

(1) Before deduction for unearned income.

benefit on Barnett's results for the quarter.

    Other service charges and fees rose 26%, or $7.8 million, from last year to $37.6 million, reflecting higher retail fees that include new ATM surcharges and special promotional programs.

    Credit card discounts and fees fell $3.0 million, or 26%, from last year's first quarter, reflecting the sale of non-core credit card outstandings to Household. Credit card fees rose $1.9 million, or 28%, from the fourth quarter.

    Brokerage income grew 4% from a year ago and 9% from the fourth quarter to $11.7 million, primarily reflecting growth in annuity and mutual fund sales.

    In the first quarter of 1996, the company recognized a $19 million gain on its equity ownership in Bank South Corporation, which was acquired by another institution.

NON-INTEREST EXPENSE

    Non-interest expense rose 2%, or $8.3 million, from a year ago and 4%, or $16.2 million, from the fourth quarter. The increase from last year reflects the company's investment in strategic initiatives to diversify sources of revenue, improve marketing and expand the use of technology for competitive advantage. This increase was somewhat offset by the impact of the HomeSide venture. The rise from the fourth quarter reflects continued investment in strategic initiatives. The overhead ratio was 60.3% in the first quarter, below last year's 60.7% but an increase from 59.9% in the fourth quarter of 1996.

    Salaries and benefits increased $6.4 million from the same period last year and $7.6 million from the fourth quarter. The growth from last year was primarily due to staffing expenses related to strategic initiatives. The increase from the fourth quarter of 1996 was largely due to a rise in certain payroll taxes. The company had an average of 20,539 full-time equivalent employees in the first quarter, compared to 20,430 a year ago.

    Other expense decreased slightly from last year, reflecting the impact of HomeSide, partially offset by increased marketing and technology expenses for strategic initiatives. Other expense increased 8%, or $9.4 million, from the fourth quarter, reflecting increased marketing and technology expenses related to strategic initiatives. Other expense for the past five quarters is shown in Table 5.

ASSET QUALITY

    RISK ELEMENTS. As shown in Table 6, non-performing assets were $233 million on March 31, representing .76% of gross loans plus real estate held for sale. By comparison, non-performing assets stood at $245 million, or .80% of outstandings, on the same date last year, and $234 million, or .77% of outstandings, on December 31, 1996.

    Borrower experience and financial capacity are critical factors in underwriting and approving all loan requests. Barnett's commercial real estate loan policies generally require a maximum loan-to-value ratio of 75%.

    Barnett has reduced its exposure to commercial real estate from a high of 28% of loans in 1988 to 9% and anticipates maintaining this portfolio at or below 15% of loans. The commercial loan portfolio, representing 18% of total loans, is not concentrated in any single industry but reflects the broad-based economies in Florida and southern Georgia.

    Barnett's residential loans generally are secured by 1-4 family homes, conform to federal agency underwriting standards and have a maximum loan-to-value ratio of 80% unless they are protected by mortgage insurance.

    At March 31, 4.43% of residential loans were 30 days or more past due compared to 4.06% a year earlier and 4.59% at December 31, 1996. At the end of the first quarter, 1.27% of residential loans were non-performing compared to .85% a year earlier and 1.19% on December 31, 1996. Losses in this portfolio were 3 basis points in the first quarter and have historically been in the 2-to-7 basis point range, as Florida's residential real estate values have remained relatively stable.

    At March 31, the percentage of installment loans 30 days or more past due was 1.25% compared to .96% a year earlier and 1.47% at December 31. Barnett's installment loan portfolio consists primarily of loans secured by new and used automobiles (60%), home equity loans (21%), government-guaranteed student loans (14%) and other secured loans (2%). The remaining 3% of installment loans are unsecured.

    At March 31, the percentage of bank card outstandings 30 days or more past due was 3.05%, down from 3.58% a year earlier but up from 2.14% in the fourth quarter.

    NET CHARGE-OFFS. As shown in Table 7, net charge-offs dropped 23% from a year earlier to $31.8 million due to reduced losses on credit card loans but rose $3.3 million from the fourth quarter due to reduced commercial recoveries. Bank card net charge-offs were $20.0 million lower than the same period last year, as a result of the sale of $776 million of non-core credit card receivables. Total net charge-offs in the first quarter represented an annualized .42% of average outstandings, compared to .38% in the fourth quarter and .55% for the same period last year.

    PROVISION/ALLOWANCE FOR LOAN LOSSES. Barnett's provision expense in the first quarter was $31.8 million, compared to $41.6 million in last year's first quarter and $28.6 million in the fourth quarter of 1996.

    At March 31, the allowance for loan losses stood at $477 million, or 1.55% of period-end loans, down 6% from a year ago and up slightly from December 31, 1996. The allowance for loan losses is based on such factors as the company's mix of loans, historical and expected loss experience and the overall economic environment. Management considers the allowance appropriate and adequate to cover potential losses inherent in the loan portfolio based in part, on the current composition of the loan portfolio, credit quality trends and economic environment.

    The ratio of the allowance for loan losses to non-performing loans remained a strong 259% at March 31, compared to 279% a year earlier and 250% in the fourth quarter.

TAXES

    Barnett's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying this rate to taxable income. The company's effective tax rate for the first quarter of 1997 was 35% compared to 37% last year, primarily reflecting increased income exempt from tax.

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

    The high proportion of residential and installment loans on Barnett's balance sheet provides it with an exceptional

Table 7 Loan Quality Information

                                                               1997                         1996
                                                             ---------  -----------------------------------------
DOLLARS IN THOUSANDS                                             FIRST     FOURTH      THIRD     SECOND      FIRST
------------------------------------------------------------------------------------------------------------------
Net charge-offs (recoveries):
 Commercial, financial and agricultural....................  $   3,300  $     667  $   3,271  $    (740) $    (334)
 Real estate construction..................................        (20)        28        (13)        --       (175)
 Commercial mortgages......................................        162       (572)    (2,931)    (2,184)    (1,850)
 Residential mortgages.....................................        793      1,129        781        608        508
 Installment...............................................     19,769     19,672     11,666     12,795     15,428
 Bank card.................................................      6,756      6,260     31,186     28,254     26,797
 Credit lines..............................................      1,015      1,252      1,133        711      1,031
------------------------------------------------------------------------------------------------------------------
    Total net charge-offs..................................  $  31,775  $  28,436  $  45,093  $  39,444  $  41,405
==================================================================================================================
Gross charge-offs..........................................  $  39,850  $  43,278  $  61,037  $  53,284  $  51,500
Allowance for loan losses..................................    477,188    476,709    507,109    506,892    506,315
Non-performing loans.......................................    184,071    190,425    192,216    192,711    181,382
Non-performing assets......................................    233,400    233,980    251,137    251,969    244,638
Non-performing asset ratio.................................        .76%       .77%       .82%       .82%       .80%
Net charge-offs to average loans (annualized)..............        .42        .38        .59        .52        .55
Allowance to non-performing loans..........................        259        250        264        263        279
Allowance to period-end loans..............................       1.55       1.58       1.66       1.66       1.67
==================================================================================================================


Table 8 Capital Ratios


MARCH 31--DOLLARS IN MILLIONS                                                   1997       1996
-------------------------------------------------------------------------------------------------

Tier I capital.............................................................  $   3,057  $   2,551
Total risk-based capital...................................................      4,031      3,538
Total risk-adjusted assets.................................................     31,091     30,444
-------------------------------------------------------------------------------------------------
Tier I capital ratio.......................................................       9.83%      8.38%
Total risk-based capital ratio.............................................      12.97      11.62
Tier I leverage ratio......................................................       7.50       6.31
=================================================================================================


amount of contingent liquidity through the conventional securitization programs that exist today.

    The company has a commercial paper program to provide funding for certain consumer lending operations. This facility is supported by $760 million in back-up lines of credit. There were no borrowings under these lines at March 31.

    As of March 31, the company had $1.4 billion in debt and preferred stock available under existing shelf registrations with the Securities and Exchange Commission. Management believes that the level of liquidity is sufficient to meet current and future funding requirements.

CAPITAL

    At March 31, shareholders' equity totaled $2.9 billion. Fully diluted shares outstanding fell to 185.6 million from 199.0 million a year ago and
194.3 million last quarter, as the company repurchased shares in anticipation of issuing common stock for the Oxford Resources acquisition. Barnett declared a $.27 dividend for the first quarter, representing a dividend payout ratio of 35%.

    In the fourth quarter of 1996, the company established two statutory business trusts for the sole purpose of issuing capital securities and investing the proceeds in the company's junior subordinated debentures. The parent company issued two fixed-rate junior subordinated debentures totaling $500 million to the trusts. During the first quarter of 1997, the company established an additional statutory business trust and the parent company issued a floating rate junior subordinated debenture totaling $250 million to the trust. The trust preferred securities are reflected in the consolidated financial statements as minority interest and included in Tier I capital for the risk-based capital ratio and leverage ratio calculations.

    The company is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance-sheet financial instruments. Capital guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8%, with at least half of total capital in the form of Tier I capital.

    As Table 8 shows, Barnett exceeded these capital guidelines on March 31, with a Tier I capital ratio of 9.84% and a total risk-based capital ratio of 12.97%. The leverage ratio is used in connection with the risk-based capital standards and is defined as Tier I capital divided by average assets for the most recent quarter. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans. On March 31, 1997, Barnett's leverage ratio was 7.50%, up 119 basis points from a year earlier due primarily to lower intangible assets as a result of the HomeSide venture.

IMPACT OF ACCOUNTING STANDARDS

    Effective January 1, 1997, Barnett adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement establishes new ground rules for determining whether a transfer of financial assets constitutes a sale and, if so, the determination of any resulting gain or loss. This Statement requires that an enterprise recognize only assets it controls and liabilities it has incurred, to remove assets only when control has been surrendered, and to remove liabilities only when they have been extinguished. See the Non-Interest Income section on page 8 for further discussion.

    In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. The Statement will be effective for the company's December 31, 1997 financial statements. See Note E of the Notes to Financial Statements for further discussion.

    In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This Statement establishes standards for the disclosure of descriptive information about securities, the liquidation preference of preferred stock and redeemable stock. This Statement is effective for Barnett's fiscal year ending December 31, 1997. The adoption of this Statement is not expected to have a material effect on Barnett's financial position or results of operations.

CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    This report contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

QUARTERLY AVERAGE BALANCES, YIELDS AND RATES
Consolidated--Barnett Banks, Inc. and Subsidiaries

                                                       1997                                        1996
                                          -------------------------------  -----------------------------------------------------
                                                       FIRST                           FOURTH                      THIRD
                                          -------------------------------  -------------------------------  --------------------
                                                                 AVERAGE                          AVERAGE
                                           AVERAGE              YIELD OR    AVERAGE                YIELD     AVERAGE
                                           BALANCE   INTEREST     RATE      BALANCE   INTEREST    OR RATE    BALANCE   INTEREST
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Dollars in Millions--Taxable-Equivalent
--------------------------------------------------------------------------------------------------------------------------------
Assets
Loans:(1)
  Commercial, financial and
    agricultural........................  $   5,347  $   110.8       8.41% $   5,158  $   107.6       8.29% $   4,963  $   103.3
  Real estate construction..............        817       19.4       9.63        817       19.9       9.69        805       19.9
  Commercial mortgages..................      1,816       40.2       8.97      1,943       43.2       8.83      2,028       44.8
  Residential mortgages.................      9,726      189.0       7.77      9,865      190.0       7.70     10,006      191.4
  Installment...........................     10,936      242.7       9.00     10,596      240.3       9.02     10,188      226.3
  Bank card.............................      1,081       41.0      15.38      1,046       39.0      14.85      1,793       69.4
  Credit lines..........................        803       19.3       9.72        781       18.8       9.62        764       18.8
--------------------------------------------------------------------------------------------------------------------------------
    Total loans, net of unearned income.     30,526      659.6       8.73     30,206      656.3       8.66     30,547      671.9
--------------------------------------------------------------------------------------------------------------------------------
Securities:(2)
  Taxable...............................      4,937       78.0       6.36      4,863       78.4       6.44      4,986       77.9
  Tax-free..............................        156        4.3      11.17        160        4.7      11.53        175        5.0
--------------------------------------------------------------------------------------------------------------------------------
    Total securities....................      5,093       82.3       6.50      5,023       83.1       6.60      5,161       82.9
--------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and securities
  purchased under agreements to
  resell................................        581        7.7       5.38        322        4.4       5.48        135        1.8
--------------------------------------------------------------------------------------------------------------------------------
    Total earning assets................     36,200  $   749.6       8.36%    35,551  $   743.8       8.34%    35,843  $   756.6
--------------------------------------------------------------------------------------------------------------------------------
Cash....................................      2,132                            2,172                            1,979
Other assets............................      3,482                            3,411                            3,336
Allowance for loan losses...............       (477)                            (480)                            (507)
--------------------------------------------------------------------------------------------------------------------------------
    Total assets........................  $  41,337                        $  40,654                        $  40,651
================================================================================================================================
Liabilities, Minority Interest and Equity
NOW and money market accounts...........  $  12,040  $    61.7       2.08% $  11,806  $    60.8       2.05% $  11,683  $    59.4
Savings deposits........................      2,947       12.6       1.73      2,970       12.9       1.73      3,075       13.4
Certificates of deposit under
  $100,000..............................      9,639      118.6       4.99      9,812      123.3       5.00      9,799      122.5
Other time deposits.....................      2,511       33.0       5.34      2,508       33.7       5.34      2,643       35.7
--------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits.....     27,137      225.9       3.38     27,096      230.7       3.39     27,200      231.0
Federal funds purchased and securities
  sold under agreements to repurchase...      1,860       23.0       5.01      1,690       21.8       5.12      2,075       27.0
Other short-term borrowings.............        289        4.2       5.94        471        6.7       5.69        443        6.6
Long-term debt..........................      1,221       22.5       7.35      1,227       22.7       7.40      1,228       23.0
--------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities..     30,507  $   275.6       3.66%    30,484  $   281.9       3.68%    30,946  $   287.6
Demand deposits.........................      6,001                            5,626                            5,473
Other liabilities.......................      1,120                              993                              921
Minority interest.......................        697                              179                               --
Preferred equity........................         --                               --                               --
Common equity...........................      3,012                            3,372                            3,311
--------------------------------------------------------------------------------------------------------------------------------
    Total liabilities, minority interest
      and equity........................  $  41,337                        $  40,654                        $  40,651
================================================================================================================================
Spread and Net Yield
Interest rate spread....................                             4.70%                            4.66%
Cost of funds supporting earning
  assets................................                             3.08                             3.16
Net yield on earning assets.............             $   474.0       5.28             $   461.9       5.18             $   469.0
================================================================================================================================

                                                                 1996
                                          -----------------------------------------------------------------------------
                                           THIRD                  SECOND                             FIRST
                                          ---------  ---------------------------------  -------------------------------
                                           AVERAGE                            AVERAGE                          AVERAGE
                                            YIELD     AVERAGE                  YIELD     AVERAGE                YIELD
                                           OR RATE    BALANCE    INTEREST     OR RATE    BALANCE   INTEREST    OR RATE
-----------------------------------------------------------------------------------------------------------------------
Dollars in Millions--Taxable-Equivalent
Assets
Loans:(1)
  Commercial, financial and
    agricultural........................       8.28% $   4,873   $   100.8        8.32% $   4,821  $    99.5       8.30%
  Real estate construction..............       9.84        795        19.8       10.02        826       20.9      10.15
  Commercial mortgages..................       8.79      2,078        46.1        8.92      2,155       47.8       8.92
  Residential mortgages.................       7.65     10,303       200.5        7.79     10,729      211.4       7.88
  Installment...........................       8.84      9,813       216.3        8.86      9,301      206.0       8.91
  Bank card.............................      15.40      1,746        68.0       15.67      1,756       68.0      15.56
  Credit lines..........................       9.78        756        18.6        9.87        759       19.0      10.08
-----------------------------------------------------------------------------------------------------------------------
    Total loans, net of unearned income.       8.76     30,364       667.3        8.83     30,347      671.2       8.88
-----------------------------------------------------------------------------------------------------------------------
Securities:(2)
  Taxable...............................       6.23      5,084        79.6        6.28      4,992       75.9       6.09
  Tax-free..............................      11.60        196         5.6       11.36        209        5.8      11.18
-----------------------------------------------------------------------------------------------------------------------
    Total securities....................       6.41      5,280        85.2        6.47      5,201       81.7       6.29
-----------------------------------------------------------------------------------------------------------------------
Federal funds sold and securities
  purchased under agreements to
  resell................................       5.33        689         9.2        5.35        613        8.3       5.44
-----------------------------------------------------------------------------------------------------------------------
    Total earning assets................       8.41%    36,333   $   761.7        8.42%    36,161  $   761.2       8.45%
-----------------------------------------------------------------------------------------------------------------------
Cash....................................                 1,926                              1,980
Other assets............................                 3,365                              3,501
Allowance for loan losses...............                  (507)                              (506)
-----------------------------------------------------------------------------------------------------------------------
    Total assets........................             $  41,117                          $  41,136
=======================================================================================================================
Liabilities, Minority Interest and Equity
NOW and money market accounts...........       2.02% $  12,268   $    58.7        1.93% $  12,599  $    61.9       1.97%
Savings deposits........................       1.73      3,213        13.8        1.73      3,310       14.4       1.75
Certificates of deposit under
  $100,000..............................       4.98      9,747       120.8        4.98      9,867      125.7       5.12
Other time deposits.....................       5.38      2,570        34.3        5.36      2,408       33.0       5.52
-----------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits.....       3.38     27,798       227.6        3.29     28,184      235.0       3.35
Federal funds purchased and securities
  sold under agreements to repurchase...       5.17      1,215        15.0        4.96      1,046       13.3       5.14
Other short-term borrowings.............       5.90      1,045        14.1        5.42        942       14.1       6.00
Long-term debt..........................       7.51      1,337        24.7        7.40      1,242       23.5       7.56
-----------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities..       3.70%    31,395   $   281.4        3.60%    31,414  $   285.9       3.66%
Demand deposits.........................                 5,688                              5,661
Other liabilities.......................                   735                                748
Minority interest.......................                    --                                 --
Preferred equity........................                     1                                 97
Common equity...........................                 3,298                              3,216
-----------------------------------------------------------------------------------------------------------------------
    Total liabilities, minority interest
      and equity........................             $  41,117                          $  41,136
=======================================================================================================================
Spread and Net Yield
Interest rate spread....................       4.71%                              4.82%                            4.79%
Cost of funds supporting earning
  assets................................       3.19                               3.12                             3.18
Net yield on earning assets.............       5.22              $   480.3        5.30             $   475.3       5.27
=======================================================================================================================

------------------------

(1) Income on non-accruing loans is recognized on a cash basis. Interest income on individual loan categories is at contractual rates, while total loan interest income is net of reversals of interest on non-accruing loans.
(2) Average yields on investment securities available for sale have been calculated on amortized cost.

STATEMENTS OF FINANCIAL CONDITION
Consolidated--Barnett Banks, Inc. and Subsidiaries

                                                                                MARCH 31             DECEMBER 31
                                                                              (UNAUDITED)             (AUDITED)
                                                                      ----------------------------   -----------
DOLLARS IN THOUSANDS                                                      1997           1996           1996
-----------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks.............................................  $   2,393,652  $   2,197,380  $   2,781,146
Federal funds sold and securities purchased under agreements to
  resell............................................................        653,000        588,318          2,500
Investment securities available for sale............................      4,759,310      5,017,973      5,031,123
Investment securities held to maturity (fair value $135,126,
  $205,847 and $139,999)............................................        125,899        192,498        129,595
Loans...............................................................     30,764,796     30,405,326     30,297,954
Less: Allowance for loan losses.....................................       (477,188)      (506,315)      (476,709)
      Unearned income...............................................        (63,960)       (27,355)       (45,430)
-----------------------------------------------------------------------------------------------------------------
    Net loans.......................................................     30,223,648     29,871,656     29,775,815
Premises and equipment..............................................      1,166,938      1,084,667      1,135,644
Intangible assets...................................................        601,117        753,416        592,142
Other assets........................................................      1,924,225      1,813,133      1,783,410
-----------------------------------------------------------------------------------------------------------------
    Total assets....................................................  $  41,847,789  $  41,519,041  $  41,231,375
=================================================================================================================
Liabilities
Demand deposits.....................................................  $   6,517,453  $   5,794,210  $   6,528,006
NOW and money market accounts.......................................     12,263,886     12,588,266     12,163,289
Savings deposits....................................................      2,950,688      3,291,344      2,938,243
Certificates of deposit under $100,000..............................      9,563,061      9,796,571      9,708,311
Other time deposits.................................................      2,543,579      2,459,986      2,482,409
-----------------------------------------------------------------------------------------------------------------
    Total deposits..................................................     33,838,667     33,930,377     33,820,258
Short-term borrowings:
  Federal funds purchased and securities sold under agreements to
    repurchase......................................................      2,155,503        974,757      1,265,837
  Commercial paper..................................................         49,673        907,306         42,297
  Other short-term borrowings.......................................          1,226        163,848          1,233
Other liabilities...................................................        966,893        867,391      1,004,890
Long-term debt......................................................      1,220,541      1,387,988      1,226,529
-----------------------------------------------------------------------------------------------------------------
    Total liabilities...............................................     38,232,503     38,231,667     37,361,044
-----------------------------------------------------------------------------------------------------------------
Minority Interest
Company obligated mandatorily redeemable securities of trusts
  holding solely parent debentures..................................        750,000             --        500,000
Shareholders' Equity
Preferred stock, $.10 par value: 20,000,000 shares authorized;
  issued 8,489, 1,817,530 and 8,489 shares..........................            212         90,622            212
Common stock, $2 par value: 400,000,000 shares authorized; issued
  177,314,033, 188,329,074 and 189,668,922 shares...................        370,628        376,658        395,338
Contributed capital.................................................             --        333,636        220,041
Net unrealized gain (loss) on investment securities available for
  sale and certain other financial assets...........................        (25,971)        10,493          8,187
Retained earnings...................................................      2,580,043      2,547,350      2,808,749
Less: Employee stock ownership plan obligation, collateralized by
  3,693,353, 4,421,750 and 3,852,556 shares.........................        (59,626)       (71,385)       (62,196)
------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity......................................      2,865,286      3,287,374      3,370,331
------------------------------------------------------------------------------------------------------------------
    Total liabilities, minority interest and shareholders' equity...  $  41,847,789  $  41,519,041  $  41,231,375
==================================================================================================================


The accompanying Notes to Financial Statements are an integral part of these financial statements.

STATEMENTS OF INCOME
Consolidated--Barnett Banks, Inc. and Subsidiaries

                                                                         THREE MONTHS
                                                                 ----------------------------
FOR THE PERIODS ENDED MARCH 31--DOLLARS IN THOUSANDS
(UNAUDITED)                                                            1997            1996
----------------------------------------------------------------------------------------------
Interest Income
Loans..........................................................  $     657,487  $     668,557
Investment securities..........................................         80,835         79,431
Federal funds sold and securities purchased under agreements to
  resell.......................................................          7,699          8,290
----------------------------------------------------------------------------------------------
  Total interest income........................................        746,021        756,278
----------------------------------------------------------------------------------------------
Interest Expense
Deposits.......................................................        225,896        234,950
Federal funds purchased and securities sold under agreements to
  repurchase...................................................         22,960         13,357
Other short-term borrowings....................................          4,225         14,076
Long-term debt.................................................         22,437         23,471
----------------------------------------------------------------------------------------------
  Total interest expense.......................................        275,518        285,854
----------------------------------------------------------------------------------------------
  Net interest income..........................................        470,503        470,424
Provision for loan losses......................................         31,775         41,598
----------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses..........        438,728        428,826
----------------------------------------------------------------------------------------------
Non-Interest Income
Service charges on deposit accounts............................         62,369         57,910
Consumer finance income........................................         41,643         31,447
Trust income...................................................         21,025         21,190
Credit card discounts and fees.................................          8,583         11,535
Mortgage banking income........................................         16,252         21,363
Brokerage income...............................................         11,671         11,219
Other service charges and fees.................................         37,621         29,773
Securities transactions........................................             --         18,962
Other income...................................................         16,514         12,160
----------------------------------------------------------------------------------------------
  Total non-interest income....................................        215,678        215,559
----------------------------------------------------------------------------------------------
Non-Interest Expense
Salaries and employee benefits.................................        217,626        211,250
Net occupancy expense..........................................         33,046         33,420
Furniture and equipment expense................................         39,661         37,329
Other expense..................................................        125,520        125,594
----------------------------------------------------------------------------------------------
  Total non-interest expense...................................        415,853        407,593
----------------------------------------------------------------------------------------------
  Net non-interest expense.....................................        200,175        192,034
----------------------------------------------------------------------------------------------
Earnings
Income before income taxes and minority interest...............        238,553        236,792
Income tax provision...........................................         84,592         88,593
Minority interest expense, net of income taxes.................          8,311             --
----------------------------------------------------------------------------------------------
  Net income...................................................  $     145,650  $     148,199
==============================================================================================
Earnings Per Common Share
Restated for 2-for-1 stock split in September 1996
Primary: Earnings per share....................................  $         .79  $         .76
Average number of shares.......................................    185,496,891    191,621,602
Dividends on preferred stock...................................             --  $       2,167
Fully Diluted: Earnings per share..............................  $         .78  $         .74
Average number of shares.......................................    185,597,041    198,996,702
==============================================================================================

The accompanying Notes to Financial Statements are an integral part of these financial statements.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Consolidated--Barnett Banks, Inc. and Subsidiaries


                                                     CONTRI-        NET
DOLLARS IN THOUSANDS        PREFERRED     COMMON      BUTED     UNREALIZED     RETAINED       ESOP
  (UNAUDITED)                 STOCK       STOCK      CAPITAL    GAIN (LOSS)    EARNINGS    OBLIGATION      TOTAL
---------------------------------------------------------------------------------------------------------------------
For the Period
Balance at January 1,
  1996...................   $  97,753   $  379,461  $  385,734   $  38,242   $  2,445,810   $ (74,814)  $  3,272,186
Net income...............                                                         148,199                    148,199
Change in net unrealized
  gain (loss) on
  investment securities
  available for sale.....                                          (27,749)                                  (27,749)
Cash dividends declared:
Common ($.24 per
  share).................                                                         (44,482)                   (44,482)
Preferred................                                                          (2,177)                    (2,177)
Issuances of common
  stock:
Stock purchase, option
  and employee benefit
  plans..................                    1,808      22,874                                  3,429         28,111
Preferred stock
  conversions............      (7,131)       1,069       5,994                                                   (68)
Repurchases of common
  stock..................                   (5,680)    (80,966)                                              (86,646)
---------------------------------------------------------------------------------------------------------------------
Balance at March 31,
  1996...................   $  90,622   $  376,658  $  333,636   $  10,493   $  2,547,350   $ (71,385)  $  3,287,374
=====================================================================================================================
For the Period
Balance at January 1,
  1997...................   $     212   $  395,338  $  220,041   $   8,187   $  2,808,749   $ (62,196)  $  3,370,331
Net income...............                                                         145,650                    145,650
Change in net unrealized
  gain (loss) on
  investment securities
  available for sale and
  certain other financial
  assets.................                                          (34,158)                                  (34,158)
Cash dividends declared:
Common ($.27 per
  share).................                                                         (47,896)                   (47,896)
Preferred................                                                              (5)                        (5)
Issuances of common
  stock: Stock purchase,
  option and employee
  benefit plans..........                    2,055      17,271                                  2,570         21,896
Repurchases of common
  stock..................                  (26,765)   (237,312)                  (326,455)                  (590,532)
---------------------------------------------------------------------------------------------------------------------
Balance at March 31,
  1997...................   $     212   $  370,628          --   $ (25,971)  $  2,580,043   $ (59,626)  $  2,865,286
=====================================================================================================================

------------------------

The accompanying Notes to Financial Statements are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
Consolidated--Barnett Banks, Inc. and Subsidiaries


FOR THE PERIODS ENDED MARCH 31--DOLLARS IN THOUSANDS (UNAUDITED)           1997        1996
---------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income.........................................................  $   145,650  $   148,199
Reconcilement of net income to net cash provided by operating activities:
 Provision for loan losses..........................................      31,755       41,598
 Gains from securities transactions.................................          --      (18,962)
 Gain on securitization and sale of loans...........................     (36,685)     (26,247)
 Depreciation and amortization......................................      61,806       64,364
 Employee benefits funded by equity.................................       7,689        6,086
 Deferred income tax benefit........................................      (1,793)     (17,287)
 Decrease in interest receivable....................................       7,154       20,268
 Decrease in interest payable.......................................      (8,887)     (23,048)
 Increase in other assets...........................................    (148,268)    (194,287)
 Increase (decrease) in other liabilities...........................     (28,631)     111,718
 Originations of loans held for sale................................  (1,169,714)  (1,620,624)
 Proceeds from sales of loans held for sale.........................   1,224,625    1,602,891
 Other..............................................................     (40,029)     (50,785)
---------------------------------------------------------------------------------------------
    Net cash provided by operating activities.......................      44,672       43,884
---------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Purchases of investment securities available for sale..............     (424,291)  (1,348,629)
Proceeds from sales of investment securities available for sale....          922      178,198
Proceeds from maturities of investment securities available for
  sale.............................................................      663,726    1,308,181
Purchases of investment securities held to maturity................           --       (2,932)
Proceeds from maturities of investment securities held to
  maturity.........................................................        3,805       11,520
Net decrease (increase) in loans...................................     (499,515)     234,748
Proceeds from sales of premises and equipment......................        8,899        9,056
Purchases of premises and equipment................................      (70,442)     (40,375)
Payments related to dispositions and acquisitions, net of cash
  acquired.........................................................           --       (9,326)
---------------------------------------------------------------------------------------------
     Net cash provided by (used for) investing activities..........     (316,896)     340,441
---------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Net increase (decrease) in demand, NOW, savings and money market
  accounts.........................................................      102,489     (397,972)
Net decrease in certificates of deposit and other time deposits....      (84,080)     (22,588)
Net increase in federal funds purchased and securities sold under
  agreements to repurchase.........................................      889,666       75,090
Net increase (decrease) in other short-term borrowings.............        7,369     (108,128)
Principal repayments of long-term debt.............................       (5,988)     (52,826)
Proceeds from issuance of medium-term notes........................           --       50,000
Proceeds from issuance of long-term debt...........................           --      200,000
Proceeds from issuance of company-obligated mandatorily redeemable
  securities of trusts holding solely parent debentures............      250,000           --
Issuances of common stock..........................................       14,207       21,957
Repurchases of common stock........................................     (590,532)     (86,646)
Cash dividends.....................................................      (47,901)     (46,659)
---------------------------------------------------------------------------------------------
     Net cash provided by (used for) financing activities..........      535,230     (367,772)
---------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents..........................      263,006       16,553
Cash and cash equivalents, January 1...............................    2,783,646    2,769,145
---------------------------------------------------------------------------------------------
Cash and cash equivalents, March 31................................  $ 3,046,652  $ 2,785,698
=============================================================================================


    For the periods ended March 31, 1997 and 1996, income tax payments of $19 million and $.2 million were paid and interest of $284 million and $309 million was paid, respectively. Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, securities purchased under agreements to resell and federal funds sold.

    For the period ended March 31, 1997 and 1996, $15 million and $13 million of loans were transferred to real estate held for sale, respectively.

    During the period ended March 31, 1996, the company acquired $120 million of non-cash assets and $118 million of liabilities.

    The accompanying Notes to Financial Statements are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

     IN SEPTEMBER 1996, BARNETT COMPLETED A 2-FOR-1 STOCK SPLIT. ALL HISTORICAL DATA IN THIS REPORT HAS BEEN RESTATED TO REFLECT THE SPLIT.

A. GENERAL

    The accounting and reporting policies of Barnett Banks, Inc. and its subsidiaries conform to generally accepted accounting principles and to predominant practices within the banking industry. Except as noted below, the company has not changed its accounting and reporting policies from those disclosed in its 1996 Annual Report on Form 10-K.

    On January 1, 1997, the company adopted Statements of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement establishes new ground rules for determining whether a transfer of financial assets constitutes a sale and, if so, the determination of any resulting gain or loss. This Statement requires that an enterprise recognize only assets it controls and liabilities it has incurred, to remove assets only when control has been surrendered and to remove liabilities only when they have been extinguished. The adoption of SFAS No. 125 did not have a material impact on the financial position or results of operations of the company.

    The results of operations for the three-month period ended March 31, 1997 may not be indicative of operating results for the year ending December 31, 1997. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications.

    In January 1997, the company announced that it had signed a definitive agreement to acquire the outstanding common stock of Oxford Resources Corp., the nation's largest independent automobile leasing company, for approximately 14 million shares of company common stock. The company closed the purchase of Oxford on April 1, and the results of its operations will be included in Barnett's results beginning in the second quarter of 1997.

    In the opinion of the company's management, all adjustments necessary to fairly present the financial position as of March 31, 1997 and 1996, and the results of operations and cash flows for the periods then ended, all of which are of a normal and recurring nature, have been included.

B. LOANS


MARCH 31--DOLLARS IN THOUSANDS
NET OF UNEARNED INCOME                                                1997           1996
----------------------------------------------------------------------------------------------
Commercial, financial and agricultural.........................  $   5,438,956  $   4,820,260
Real estate construction.......................................        825,033        788,076
Commercial mortgages...........................................      1,774,708      2,138,545
Residential mortgages..........................................      9,660,732     10,536,548
Installment....................................................     10,995,331      9,600,777
Bank card......................................................      1,198,248      1,740,745
Credit lines...................................................        807,828        753,020
----------------------------------------------------------------------------------------------
Total..........................................................  $  30,700,836  $  30,377,971
==============================================================================================


C. ALLOWANCE FOR LOAN LOSSES


FOR THE THREE MONTHS ENDED MARCH 31--
DOLLARS IN THOUSANDS                                                       1997        1996
-----------------------------------------------------------------------------------------------
Beginning balance.....................................................  $  476,709  $  505,148
Recoveries............................................................       8,075      10,095
Provision expense.....................................................      31,775      41,598
Loans charged off.....................................................     (39,850)    (51,500)
Other, net............................................................         479         974
-----------------------------------------------------------------------------------------------
Ending balance........................................................  $  477,188  $  506,315
===============================================================================================


                                                NOTES TO FINANCIAL STATEMENTS


D. LONG-TERM DEBT


MARCH 31 -- DOLLARS IN THOUSANDS                                         1997           1996
-----------------------------------------------------------------------------------------------
Parent Company:
7.75% Sinking Fund Debentures, due 1997...........................  $      9,500   $     10,200
Less: Face value of debentures repurchased and held for future
      retirements.................................................           (72)          (772)
-----------------------------------------------------------------------------------------------
     Total outstanding............................................         9,428          9,428
Medium-term notes, due in varying
     maturities through 2003, with interest
     from a floating 5.53% to a fixed 9.83%.......................       401,500        561,500
8.50% Subordinated Capital Notes, due 1999........................       200,000        200,000
9.875% Subordinated Capital Notes, due 2001.......................       100,000        100,000
10.875% Subordinated Capital Notes, due 2003......................        55,000         55,000
6.90% Subordinated Capital Notes, due 2005........................       150,000        150,000
8.50% Subordinated Capital Notes, due 2007........................       100,000        100,000
5.52% Senior Notes, due 1998......................................       200,000        200,000
Subsidiaries:
Capitalized lease obligations.....................................         4,613         12,060
-----------------------------------------------------------------------------------------------
     Total.......................................................   $  1,220,541   $  1,387,988
===============================================================================================


E. EARNINGS PER COMMON SHARE

   The weighted-average number of shares used in the computation of earnings per share is as follows:


FOR THE THREE MONTHS ENDED MARCH 31 --
DOLLARS IN THOUSANDS                                                 1997           1996
----------------------------------------------------------------------------------------------
Primary Shares
Average common shares outstanding..............................    180,989,736    189,073,952
Common shares assumed outstanding
     to reflect dilutive effect of:
     Convertible preferred stock...............................         44,122         56,896
     Common stock options......................................      4,463,033      2,490,754
-----------------------------------------------------------------------------------------------
     Total.....................................................    185,496,891    191,621,602
===============================================================================================
Adjustments for preferred dividends............................             --  $       2,167
===============================================================================================



FOR THE THREE MONTHS ENDED MARCH 31--                                1997             1996
-----------------------------------------------------------------------------------------------

Fully Diluted Shares
Average common shares outstanding..............................    180,989,736    189,073,952
Common shares assumed outstanding
     to reflect dilutive effect of:
     Convertible preferred stock...............................         44,122      7,217,304
     Common stock options......................................      4,563,183      2,705,446
-----------------------------------------------------------------------------------------------
Total..........................................................    185,597,041    198,996,702
===============================================================================================


    Concurrent with the company's announcement to acquire Oxford Resources Corp., Barnett's Board of Directors authorized management to repurchase up to an additional 15 million shares of Barnett's common stock. Accordingly, primary and fully diluted weighted average shares fell to 185.5 million and
185.6 million, respectively. The company issued 13.6 million shares upon closing of the Oxford acquisition on April 1, 1997.

    In February 1997, the Financial Accounting Standards Board issued SFAS No.128, "Earnings per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The Statement will be effective for the company's December 31, 1997 financial statements.

Barnett Banks, Inc.
Post Office Box 40789
Jacksonville, Florida 32203-0789

Telephone: 904/791-7720

Shareholder assistance

    Shareholders requiring a change of address, records or information about lost certificates, dividend checks or dividend reinvestment should contact:

    First Chicago Trust, Agent
    P. O. Box 2500
    Jersey City, NJ 07303-2500
    Telephone: 1-800-328-5822

Information

    Analysts, investors and others seeking financial data should contact John Glover, Director of Investor Relations, at 904/791-7254.

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