Form 10-Q
period 1997-06-30
BARNETT BANKS INC
filed 1997-08-13
CIK 10012

Barnett Banks, Inc.
Financial Review and Form 10-Q

TABLE OF CONTENTS

Part I--Financial Information
------------------------------------------------------------------------------
Consolidated Financial Highlights....................................        3
Management Discussion (Item 2).......................................        4
  Quarterly Average Balances, Yields and Rates.......................       12
Financial Statements (Item 1):
  Statements of Financial Condition..................................       14
  Statements of Income...............................................       15
  Statements of Changes in Shareholders' Equity......................       16
  Statements of Cash Flows...........................................       17
  Notes to Financial Statements......................................       18

Part II--Other Information
------------------------------------------------------------------------------
  Submission of Matters to a Vote of Security Holders (Item 4)

  At the company's Annual Meeting of Shareholders held on April 16, 1997, the following members were elected to the Board of Directors:

                                              Votes           Votes
                                               For           Withheld
                                           -----------      ---------
               Marshall M. Criser          154,692,724      3,789,509
               Jack B. Critchfield         155,815,688      2,666,545
               Remedios Diaz Oliver        155,879,697      2,602,536
               Allen L. Lastinger, Jr.     155,837,222      2,645,011
               Stewart Turley              155,879,694      2,602,539

  The following proposal was approved at the company's Annual Meeting:

                                          Votes       Votes       Votes
                                           For       Against    Abstained
                                      -----------   ---------   ---------
Approval of the Company's
Performance-Based Incentive Plan      145,676,637   9,490,676   3,314,920

  Exhibits and Reports on Form 8-K (Item 6)

  Exhibit 11, "Statement Re: computation of per share earnings," is included in the Notes to Financial Statements on page 19 of this report.

  A report on Form 8-K, dated April 7, 1997, filed a press release announcing the company's acquisition of Oxford Resources Corp.


Barnett Banks, Inc. and Subsidiaries
Form 10-Q, June 30, 1997

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Barnett Banks, Inc.

Dated: August 13, 1997             /s/ Charles W. Newman
                                   ------------------------------------
                                   Charles W. Newman
                                   Chief Financial Officer

Dated: August 13, 1997
                                   /s/ Gregory M. Delaney
                                   ------------------------------------
                                   Gregory M. Delaney
                                   Controller


Barnett

CONSOLIDATED FINANCIAL HIGHLIGHTS
Restated for 2-for-1 stock split in September 1996

                                                          Three Months                      Six Months
                                                 ------------------------------   ------------------------------------
For the Periods Ended June 30-
Dollars in Millions Except Per Share Data          1997      1996      Change       1997      1996      Change
-----------------------------------------------------------------------------------------------------------------------
For the Period

Net interest income (taxable-equivalent)........   $458.9    $480.3       (4)%       $932.9    $955.6       (2)%
Provision for loan losses.......................     36.2      39.5       (8)          67.9      81.0      (16)
Non-interest income (excluding
  securities transactions)......................    270.5     193.9       40          486.2     390.5       25
Securities transactions(1)......................       .1        .3      (67)            .1      19.3      (99)
Non-interest expense............................    433.0     400.8        8          848.8     808.3        5
Net income......................................    157.0     139.5       13          302.7     287.7        5
-----------------------------------------------------------------------------------------------------------------------
Per Share Data

Net income:
  Primary.......................................   $  .80     $ .71        13%       $ 1.59    $ 1.47        8%
  Fully diluted.................................      .80       .71        13          1.58      1.45        9
Dividends declared..............................      .31       .27        15           .58       .51       14
Book value(2)...................................    18.84     17.43         8         18.84     17.43        8
Stock price:
  High..........................................    55.38     32.06        73         55.38     32.06       73
  Low...........................................    44.75     29.50        52         40.00     27.75       44
  Close.........................................    52.50     30.50        72         52.50     30.50       72
-----------------------------------------------------------------------------------------------------------------------
Key Ratios

Return on assets.................................    1.44%     1.36%        6%         1.42%     1.40%       1%
Return on equity.................................   18.08     16.92         7         18.66     17.41        7
Net yield on earning assets......................    5.05      5.30        (5)         5.16      5.29       (2)
Overhead ratio...................................   59.35     59.43         -         59.81     60.05        -
Shareholders' equity to total assets(2)..........    8.17      8.07         1          8.17      8.07        1
Leverage ratio...................................    7.56      6.67        13          7.56      6.67       13
Total risk-based capital ratio...................   12.39     11.93         4         12.39     11.93        4
-----------------------------------------------------------------------------------------------------------------------
Average Balances

Assets........................................... $43,639   $41,117         6%      $42,494   $41,126        3%
Deposits.........................................  33,083    33,486        (1)       33,111    33,665       (2)
Loans, net of unearned income....................  31,155    30,364         3        30,842    30,355        2
Earning assets...................................  36,415    36,333         -        36,308    36,247        -
Shareholders' equity.............................   3,474     3,299         5         3,244     3,306       (2)
Fully diluted shares (thousands)................. 196,547   196,439         -       191,536   197,951       (3)
-----------------------------------------------------------------------------------------------------------------------
Period End

Assets...........................................                                   $44,005   $41,674        6%
Deposits.........................................                                    33,385    34,345       (3)
Loans, net of unearned income....................                                    30,924    30,455        2
Long-term debt...................................                                     1,934     1,228       57
Shareholders' equity.............................                                     3,536     3,294        7
Common shares (thousands)........................                                   190,668   192,830       (1)
-----------------------------------------------------------------------------------------------------------------------

(1) Includes the sale of Bank South stock in the first quarter of 1996.
(2) Computed on equity before deduction of the employee stock ownership plan obligation.



                                                                        Barnett

MANAGEMENT DISCUSSION


Table 1  Selected Quarterly Data
                                                                      1997                         1996
                                                               ----------------    -----------------------------------
Dollars in Millions Except Per Share Data                      Second     First    Fourth     Third    Second    First
                                                               ------    ------    ------    ------    ------   ------
Net interest income (taxable equivalent).....................  $458.9    $474.0    $461.9    $469.0    $480.3   $475.3
Provisions for loan losses...................................    36.2      31.8      28.6      44.9      39.5     41.6
                                                               ------    ------    ------    ------    ------   ------
Net interest income after provision for loan losses..........   422.7     442.2     433.3     424.1     440.8    433.7
Non-interest income (excluding securities transactions)......   270.5     215.7     206.0     194.8     193.9    196.6
Securities transactions......................................      .1        --       (.1)       --        .3     19.0
Non-interest expense (excluding SAIF assessment).............   433.0     415.9     399.7     384.4     400.8    407.6
SAIF assessment..............................................      --        --        --      24.5        --       --
                                                               ------    ------    ------    ------    ------   ------
Income before income taxes and minority interest.............   260.3     242.0     239.5     210.0     234.2    241.7
Income tax provision.........................................    91.9      84.5      83.4      78.8      90.3     88.6
Taxable-equivalent adjustment................................     3.1       3.5       3.9       4.2       4.4      4.9
Minority interest expense, net of income taxes...............     8.3       8.3       2.4        --       --        --
                                                               ------    ------    ------    ------    ------   ------
  Net income.................................................  $157.0    $145.7    $149.8    $127.0    $139.5   $148.2
                                                               ------    ------    ------    ------    ------   ------
                                                               ------    ------    ------    ------    ------   ------
Primary earnings per common share............................    $.80      $.79      $.77      $.65      $.71     $.76
Fully diluted earnings per common share......................     .80       .78       .76       .65       .71      .74
                                                               ------    ------    ------    ------    ------   ------
                                                               ------    ------    ------    ------    ------   ------

SUMMARY

    All historical data used in this report has been restated to reflect a 2-for-1 stock split in September 1996.

    Barnett's second quarter earnings rose 13% from a year ago. The company earned $157.0 million, or $.80 per fully diluted share, in the second quarter of 1997, compared to $139.5 million, or $.71 per share, a year earlier and $145.7 million, or $.78 per share, in the first quarter.

    For the first six months of 1997, Barnett earned $302.7 million, or $1.58 per share, compared to $287.7 million, or $1.45 per share, a year earlier.

    Second quarter results represented a return on assets of 1.44% and a return on shareholders' equity of 18.08%, up from last year's second quarter results of 1.36% and 16.92%, respectively.

    Second quarter revenue rose 8% from a year earlier and 6% from the first quarter to $729.5 million, driven by strong growth in consumer credit. Taxable-equivalent net interest income was $458.9 million compared to $480.3 million a year earlier and $474.0 million in the first quarter. This category included for the first time the interest expense associated with Barnett's automobile leasing subsidiary, Oxford Resources Corp. ("Oxford"), acquired April
1. The decrease from last year's second quarter also reflects the impact of the transfer of the company's mortgage servicing operation to a joint venture, HomeSide Lending, Inc. ("HomeSide"), and the sale of $776 million of non-core credit card receivables to Household Credit Services, Inc. ("Household"), as part of its strategic alliance.

    Non-interest income rose 39% from a year earlier and 25% from the first quarter to $270.6 million. These increases reflect the addition of Oxford lease revenue and significant growth in consumer finance income. Non-interest income now comprises 37% of the company's revenue, up from 29% a year ago, consistent with the company's continuing objective to diversify the earnings stream.

    Non-interest expense increased 8% from last year and 4% over the first quarter to $433.0 million, primarily reflecting the addition of expenses associated with Oxford and the company's continued investment in strategic initiatives designed to increase future revenue. Barnett's second quarter overhead ratio was 59.4%, down slightly from a year earlier and from the first quarter.

    The provision for loan losses fell 8% from last year, but increased 14% from the first quarter, to $36.2 million. At June 30, the reserve for loan losses stood at $482 million and represented 1.56% of period-end loans and 275% of non-performing loans. Net charge-offs of $36.0 million were 9% below a year earlier, but rose $4.3 million from the first quarter. Second quarter net charge-offs represented an annualized .46% of average loans compared to .52% a year earlier and .42% in the first quarter. Non-performing assets of $227 million on June 30 represented .73% of gross loans plus real estate held for sale.

    On April 1, the company completed its acquisition of Oxford, the nation's largest independent automobile leasing company. This transaction extended the company's vehicle finance activities geographically and into new product lines. Oxford, which originated approximately $1 billion in loans and leases in 1996, adds 2,000 new automobile dealer relationships in 21 states and provides new lease products that can be sold through Barnett's existing vehicle finance channels. The full quarter's impact of Oxford's operations is reflected in the second quarter results. Oxford's primary revenue is rental income from leased automobiles and is expressed as net rental income (gross rental income less depreciation) within non-interest income. Interest expense associated with funding Oxford's leasing activity is included as a part of Barnett's net interest income.


    In June, Barnett agreed to acquire the Florida franchise of First of America Bank Corporation for $160 million in cash. The Florida franchise, which consists of $931 million of deposits and $749 million of loans, is located principally in the fast-growing southwest portion of the state. The transaction is expected to close in 1997.

Barnett
4

Selected quarterly data is provided in Table 1.

EARNING ASSETS

    Loans. Average loans grew 3%, or $791 million, from a year earlier and at an annualized rate of 8%, or $629 million, from the first quarter to $31.2 billion. These increases reflect growth in commercial and installment loan balances, partially offset by declines in residential and commercial mortgage outstandings. The increase from the second quarter of 1996 was also partially offset by the sale of credit card accounts to Household.

    Installment loans rose $1.6 billion, or 17%, from the same period last year and $504 million, or an annualized growth rate of 18%, from the first quarter to $11.4 billion. The expansion of indirect automobile lending (loans made through dealers to consumers purchasing cars) to new markets and increased home equity loans originated through the EquiCredit franchise were the principal factors in the growth of the installment loan portfolio. The volume of automobile loans, the largest component of installment loans, is dependent upon new and used automobile sales, which can vary depending on economic conditions and other factors.

    Residential mortgage loans fell 6%, or $630 million, from last year and $53 million from the first quarter to $9.7 billion. These reductions reflect management's decision to utilize the liquidity from amortizing residential mortgages to fund growth in loan categories with higher risk-adjusted rates of return. Also contributing to the decline from last year was the sale of the company's pipeline of mortgage loans held for sale to HomeSide.

    At the end of the second quarter, 77% of the residential loan portfolio consisted of adjustable-rate mortgages. Most of these mortgages reprice annually based on a spread over the one-year Constant Maturity Treasury index. This repricing is limited by annual and lifetime caps.

    Commercial loans grew 12% from last year and at an annualized rate of 8% from the first quarter to $5.5 billion. Commercial real estate loans decreased 11% from a year earlier and $81 million from the first quarter to $2.6 billion.

Table 2  Interest Rate Sensitivity Analysis

                                                                                                      Non-Rate
                                                                                                      Sensitive
                                                      0-30     31-90     91-180    181-365    1-5      and Over
June 30, 1997--Dollars in Millions                    Days     Days      Days      Days       Years    Five Years    Total
----------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural..........    $  4,001   $   179   $   119   $   188   $    819   $   228     $ 5,534
Real estate construction........................         782         9         6         4         10         2         813
Commercial mortgages............................         813        69       131       177        468        49       1,707
Residential mortgages...........................       1,265     1,267     1,636     2,755      2,228       456       9,607
Installment.....................................       2,549       790     1,080     1,806      4,891        88      11,204
Other loans.....................................       1,621        --        --        --        438        --       2,059
----------------------------------------------------------------------------------------------------------------------------
     Total loans(1).............................      11,031     2,314     2,972     4,930      8,854       823      30,924
Securities(1)...................................         260       311       552     1,164      1,718       688       4,693
Federal funds sold and securities purchased
  under agreements to resell....................         145                                                            145
----------------------------------------------------------------------------------------------------------------------------
     Total earning assets.......................    $ 11,436   $ 2,625   $ 3,524   $ 6,094   $ 10,572   $ 1,511    $ 35,762
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
NOW and money market accounts(1)................    $  4,344                       $    83   $    515   $ 6,938    $ 11,880
Savings deposits(1).............................         579                            54        342     1,876       2,851
Time deposits...................................       1,759   $ 1,999   $ 2,558     2,683      3,201      --        12,200
----------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing deposits............       6,682     1,999     2,558     2,820      4,058     8,814      26,931
Short-term borrowings...........................       3,239                                                          3,239
Long-term debt..................................          27       404        77       155        407       864       1,934
----------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities.........    $  9,948   $ 2,403   $ 2,635   $ 2,975   $  4,465   $ 9,678    $ 32,104
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Gap before interest rate swaps..................    $  1,488   $   222   $   889   $ 3,119   $  6,107   $(8,167)
Interest rate swaps.............................      (1,310)   (2,325)      400     1,000      1,900       335
----------------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap adjusted for
  interest rate swaps...........................         178    (2,103)    1,289     4,119      8,007    (7,832)
Cumulative adjusted interest rate
  sensitivity gap...............................         178    (1,925)     (636)    3,483     11,490
Cumulative adjusted gap as a percentage of
  earning assets:
    June 30, 1997...............................         .50%    (5.38)%   (1.78)%    9.74%     32.13%
    June 30, 1996(2)............................        2.32       .02       .87      8.92      27.34
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

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

                                                                       Barnett
                                                                       5

Table 3 Derivative Financial Instruments

                                                                 Weighted Average Interest Rate
                                                              -----------------------------------    Average
                                 Notional     Replacement     Receive              Pay               Maturity
June 30--Dollars in Millions      Amount         Value         Rate(1)   Index   Rate(1)    Index    In Years
-------------------------------------------------------------------------------------------------------------
1997

Interest rate swaps:
  Basis swap....................  $   50       $    .30         5.69%    LIBOR     5.43%      CMT        .58
  Generic swaps:
    Receive fixed...............   3,870          (7.54)        6.05     FIXED     5.84     LIBOR       2.37
    Pay fixed...................      15            .67         5.69     LIBOR     5.90     FIXED      11.17
Interest rate floors............     250            .31         6.00(2)  LIBOR       --        --        .51
Options to purchase securities..       1             --            --       --       --        --        .36
-------------------------------------------------------------------------------------------------------------
Total...........................  $4,186         $(6.26)        6.04%              5.84%                2.27
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
1996

Interest rate swaps:
  Basis swap....................  $   50       $    .71         5.49%    LIBOR     5.98%      CMT       1.58
  Generic swaps:
    Receive fixed...............   3,600         (31.34)        5.43     Fixed     5.50     LIBOR       1.40
    Pay fixed...................     266            .76         5.57     LIBOR     6.38     Fixed       1.21
Interest rate floors............     250           1.25         6.00(2)  LIBOR       --        --       1.50
-------------------------------------------------------------------------------------------------------------
Total...........................  $4,166        $(28.62)        5.47%              5.57%                1.40
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

(1) Based upon contractual rates at June 30.
(2) The company receives interest equal to the amount by which LIBOR is less than 6.00%

    Bank card outstandings fell 31%, or $548 million, from last year, but increased $117 million from the first quarter to $1.2 billion. The reduction from last year reflects the sale of $776 million in non-core credit card outstandings during the fourth quarter of 1996 to Household. The growth from the first quarter primarily reflects the purchase of Household's $148 million Florida/Georgia credit card portfolio, partially offset by seasonal declines in balances.

    Investment Securities and Other Earning Assets. The company's $5.0 billion securities portfolio, with an average life of 2.26 years, consists primarily of AAA or equivalently rated securities. U.S. Treasury securities comprised 41% of the portfolio at June 30. Average securities fell $327 million, or 6%, from the same period last year and $140 million from last quarter, reflecting the use of proceeds from maturing securities to fund growth in higher yielding earning assets.

    At June 30, the available-for-sale securities portfolio had a $10 million pre-tax unrealized loss compared to a $4 million pre-tax unrealized loss at June 30, 1996 and a $21 million pre-tax unrealized loss at March 31, 1997. These unrealized losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders' equity on an after-tax basis. The adjustments to shareholders' equity at June 30, 1997 also include a $12 million pre-tax unrealized loss on certain servicing assets associated with the company's consumer finance franchise which resulted from the company's adoption of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" on January 1, 1997.

    Federal funds sold and securities purchased under agreements to resell fell $382 million from the same period last year and $274 million from the first quarter as proceeds from maturities were used to fund growth in higher yielding earning assets.

DEPOSITS AND OTHER FUNDING SOURCES

    Deposits. Average deposits of $33.1 billion were 1%, or $403 million, lower than a year ago and $55 million below the first quarter. Transaction, money market and savings account balances dropped $232 million from a year ago and $51 million from the first quarter. The decrease from last year was primarily due to the transfer of mortgage escrow deposits to HomeSide during the second quarter of 1996. CD and other time deposit balances fell $171 million from a year ago and slightly during the quarter.

    Other Funding Sources. Average federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings increased $956 million from the same period last year and $1.1 billion during the quarter to $3.2 billion, primarily reflecting increased funding requirements associated with Oxford and the consumer lending business. Long-term debt increased $706 million from the same period last year and $713 million from the first quarter, reflecting the addition of Oxford long-term debt.

    The company issues commercial paper to fund certain consumer lending activities. As of June 30, Barnett's commercial paper outstandings totaled $265 million compared to $871 million as of June 30, 1996 and $50 million as of March 31, 1997.

ASSET-LIABILITY MANAGEMENT

    Net interest income, the company's primary source of revenue, is affected by changes in interest rates as well as fluctuations in the level and duration of


Barnett
6

Table 4   Change in Net Interest Income


                                                    Three Months                               Six Months
                                        ------------------------------------    --------------------------------------
                                              Change from                             Change from
                                             Previous Year                            Previous Year
                                                Due to:                                  Due to:
For the Periods Ended June 30, 1997--   ------------------------        Total   -----------------------        Total
Dollars in Millions--Taxable-Equivalent     Volume      Rate(1)        Change    Volume       Rate(1)         Change
----------------------------------------------------------------------------------------------------------------------

Interest income:
  Loans.................................. $   9.2        $10.7        $ 19.9    $   3.8        $ 4.5        $   8.3
  Taxable securities.....................    (4.3)          .7          (3.6)      (5.2)         3.7           (1.5)
  Tax-free securities....................    (1.4)         (.4)         (1.8)      (2.9)         (.4)          (3.3)
  Federal funds sold and securities
    purchased under agreements to resell.    (5.1)          .2          (4.9)      (5.5)          --           (5.5)
----------------------------------------------------------------------------------------------------------------------
    Total interest income................    (1.6)        11.2           9.6       (9.8)         7.8           (2.0)
----------------------------------------------------------------------------------------------------------------------
Interest expense:
  NOW and money market accounts..........    (1.0)         6.1           5.1       (3.8)         8.7            4.9
  Savings deposits.......................    (1.3)          --          (1.3)      (2.9)         (.2)          (3.1)
  Certificates of deposit under
   $100,000..............................    (2.4)         1.6           (.8)      (5.3)        (2.6)          (7.9)
  Other time deposits....................      .2           .4            .6        1.6         (1.0)            .6
----------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits......    (4.5)         8.1           3.6      (10.4)         4.9           (5.5)
  Federal funds purchased and securities
    sold under agreements to repurchase..    19.8          2.5          22.3       30.7          1.3           32.0
  Other short-term borrowings............    (8.1)          .5          (7.6)     (17.8)          .3          (17.5)
  Long-term debt.........................    12.9          (.2)         12.7       12.7         (1.0)          11.7
----------------------------------------------------------------------------------------------------------------------
    Total interest expense...............    20.1         10.9          31.0       15.2          5.5           20.7
----------------------------------------------------------------------------------------------------------------------
    Net interest income..................  $(21.7)      $   .3        $(21.4)    $(25.0)       $ 2.3         $(22.7)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------


(1) Includes changes in interest income and expense not due solely to volume or rate changes.

assets and liabilities contained on the company's balance sheet. The impact of changes in interest rates on the company's net interest income represents Barnett's level of interest rate risk.

    Interest rate sensitivity is primarily a function of the repricing structure of the company's balance sheet. Table 2 on page 5 shows this structure as of June 30, with each maturity interval referring to the earliest repricing opportunity (i.e., the earlier of scheduled contractual maturity or repricing date) for each asset and liability category. The resulting gap is one measure of the sensitivity of earnings to changes in interest rates.

    In order to more appropriately reflect the repricing structure of the company's balance sheet, management has made certain adjustments to the balances shown in the table based on historical and industry data. An estimate of the expected prepayments of amortizing loans and investment securities is reflected in the balances in the table. Changes in the economic and interest rate environments may impact these expected prepayments.

    Similarly, an adjustment to deposits is made to reflect the behavioral characteristics of certain core deposits that do not have specified maturities (i.e., interest-bearing checking, savings and money market deposit accounts). The footnote accompanying the table more fully explains the specific adjustments made to the analysis. This interest rate sensitivity analysis indicates that the company was liability sensitive on June 30, with a cumulative six-month negative gap of 1.78%.

    In addition to gap analysis, management uses rate-shock simulation and duration of equity analysis to measure the rate sensitivity of its balance sheet. Rate-shock simulation is a modeling technique used to estimate the impact of changes in rates on the company's net interest margin. Duration of equity measures the change in the market value of the company's equity resulting from a change in interest rates. It is designed to evaluate the economic impact of rate changes for periods that extend beyond the time horizons targeted by gap and rate-shock simulation analyses. These analyses, which consider longer term impacts of rate changes, suggest that Barnett is relatively rate neutral. The company's rate-shock simulation indicates that an instantaneous 100 basis point change in interest rates would have less than a 2% impact on net interest income over a twelve-month period. This simulation is based on the company's business mix, as well as interest rate exposures at a point in time, and includes a parallel shift of the yield curve. It also requires certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. While this simulation is a useful measure of the company's sensitivity to changing rates, it is not a forecast of future results and is based on many assumptions, which are impacted by risks and uncertainties and if changed, could cause a different outcome.

    The primary objective of Barnett's asset-liability management is to maximize net interest income while maintaining acceptable levels of interest rate sensitivity. The Asset-Liability Management Committee sets specific rate-sensitivity limits for the company. The committee monitors and adjusts the company's exposure to changes in interest rates to achieve predetermined risk targets that it believes are


                                                                        Barnett
                                                                        7

Table 5  Other Non-Interest Expense


                                                   1997                               1996
                                            -----------------        ---------------------------------------
Dollars in Thousands                        Second      First        Fourth     Third      Second      First
------------------------------------------------------------------------------------------------------------
Advertising and marketing.............  $  16,484   $  18,175     $  10,256   $ 11,098  $  12,693  $  13,905
Amortization of intangibles...........     16,706      11,638        11,731     11,970     13,043     13,440
Communications........................     12,398      13,663        12,388     11,554     11,416     10,970
Expenses and provision on real
 estate held for sale.................      2,375       2,034         3,233      3,696      3,384      2,409
FDIC assessments......................      1,170       1,628            --      2,545      2,514      2,720
Outside computer services.............     10,947      13,316        10,737      8,637      8,973      9,739
Postage...............................      7,162       5,866         6,345      6,147      7,390      6,920
Stationery and supplies...............      8,985       7,787         7,545      5,936      5,634      5,762
Insurance, taxes and other............     55,000      51,413        53,895     48,060     56,482     59,729
------------------------------------------------------------------------------------------------------------
    Total.............................   $131,227    $125,520      $116,130   $109,643   $121,529   $125,594
------------------------------------------------------------------------------------------------------------


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

    The company's derivatives portfolio used for asset-liability management purposes, summarized in Table 3 on page 6, had a notional amount of $4.2 billion at June 30. This portfolio consisted of $3.9 billion of interest rate swaps and $250 million of interest rate floors. The swap portfolio consisted of fixed-term, non-amortizing interest rate swaps, which mature through September 2002. Most of the company's swaps involve receipt of fixed cash flows in exchange for variable (primarily LIBOR-based) cash flows. The purpose of the swaps is to convert cash flows from floating-rate loans to fixed cash flows. The derivatives reduce the sensitivity of the net interest margin to flat or falling interest rates.

    The derivatives portfolio performed as expected during the quarter, as the value of instruments designed to protect the company in a declining rate environment rose in value due to a modest decline in interest rates during the period. The replacement value related to the company's derivatives portfolio was a negative $6.3 million compared to a negative $28.6 million on the same date last year and a negative $24.6 million on March 31, 1997.

    The derivatives portfolio, including the amortization of deferred gains on interest rate floors, increased net interest income in the second quarter of 1997 by $6.3 million, representing a 7 basis point increase in the net yield on earning assets. The swap portfolio increased second quarter 1996 net interest income by $1.0 million, representing a 1 basis point increase in the net yield on earning assets.

    Barnett manages the counterparty exposure of its derivatives in a manner consistent with the granting of credit. Any exposure is generally measured by the market replacement value at any point in time. Barnett utilizes collateral exchange agreements with derivatives counterparties in order to control the level of credit exposure to these entities.

NET INTEREST INCOME

    Barnett's taxable-equivalent net interest income, which represented 63% of second quarter revenues, was $458.9 million, 4% below last year and 3% below the first quarter. These decreases were primarily due to incremental interest expense associated with funding Oxford's automobiles under operating leases. In addition, the decrease from last year's second quarter reflects the impact of the HomeSide and Household transactions. Table 4 on page 7 shows the changes in net interest income by category due to shifts in volume and rate.

    The net yield on earning assets of 5.05% was down from 5.30% a year earlier and 5.28% in the first quarter. Excluding the effect of Oxford, the net yield on earning assets would have increased slightly.

    The decrease from last year was partially offset by a change in loan mix from residential mortgages to higher yielding commercial and installment loans. The decrease from last quarter was partially offset by a $215 million increase in average earning assets and the positive impact of capital securities issued during the fourth quarter of 1996 and the first quarter of 1997.

NON-INTEREST INCOME

    Non-interest income rose 39% from a year ago and 25% from the first quarter to $270.6 million. These increases reflect the addition of Oxford revenue and significant growth in consumer finance income. The increase from last year was partially offset by lower mortgage banking income and lower credit card discounts and fees stemming from the HomeSide and Household transactions, respectively.

    Net rental income of $45.5 million reflects a full quarter's results from Oxford's operations.

    Consumer finance income of $48.6 million represents revenue generated through the company's consumer loan securitization program and related loan servicing. Consumer finance income doubled from the same period a year ago and rose 17% from the first quarter, reflecting increased loan securitization volume.

    Mortgage banking income fell $7.1 million from the same period last year

Barnett
8
and $4.6 million from the first quarter to $11.7 million. The decrease from the second quarter of 1996 primarily reflects the impact of entering into the HomeSide venture while first quarter results reflected the impact of HomeSide's initial public offering of common stock which provided a $2.1 million benefit.

    Other service charges and fees rose 19%, or $6.9 million, from last year and 14%, or $5.2 million, from last quarter, to $42.9 million, reflecting higher retail fees.

    Brokerage income grew 14% from a year ago and 15% from the first quarter to $13.4 million, primarily reflecting growth in sales.

    Credit card discounts and fees fell $3.9 million, or 30%, from last year's second quarter, reflecting the sale of non-core credit card outstandings to Household. Credit card fees rose 7% from the first quarter, reflecting increased seasonal transaction volume and the addition of accounts purchased from Household.

    Service charges on deposit accounts rose 10%, or $5.7 million, from last year and other income rose 36%, or $4.0 million.

NON-INTEREST EXPENSE

    Non-interest expense rose 8%, or $32.3 million, from a year ago and 4%, or $17.1 million, from the first quarter, primarily reflecting the addition of expenses associated with Oxford. Barnett also continued to make significant investments in initiatives such as supermarket banking, enhanced electronic delivery and sales forces and tools aimed at enhancing the company's customer relationships and future revenue. The increase from last year was somewhat offset by the impact of the HomeSide venture. The overhead ratio improved to 59.4% in the second quarter from the first quarter's 60.3%.

    Salaries and benefits increased $15.4 million from the same period last year and $5.2 million from the first quarter. The company had an average of 21,399 full-time equivalent employees in the second quarter, compared to 20,539 during the first quarter and 20,288 a year ago. The purchase of Oxford added 617 employees this quarter.

    Net occupancy expense increased $4.3 million from last year and $5.1 million from the first quarter. Furniture and equipment expense increased $2.9 million from last year and $1.1 million from last quarter. Other expense increased $9.7 million from last year and $5.7 million from the first quarter. The increase from the first quarter primarily reflects the addition of expenses associated with Oxford. The increase from last year also reflects increased marketing and technology expenses for strategic initiatives, partially offset by the impact of HomeSide. Other expense for the past six quarters is shown in Table 5.

    Barnett has established a company-wide task force to review all computer-based systems and applications and to develop a company-wide preparation and action plan for the century date change for the year 2000. Barnett's goal is to have all systems and applications compliant with the century change by December 31, 1998. Preliminary cost estimates have not been finalized, but remediation efforts will be expensed. Barnett could possibly be affected by the century change to the extent other entities not affiliated with the company are unsuccessful in addressing this issue.

ASSET QUALITY

    Risk Elements. As shown in Table 6, non-performing assets were $227 million on June 30, or .73% of outstandings. By comparison, non-performing assets stood at $252 million, or .82% of outstandings, on the same date last year, and $233 million, or .76% of outstandings, on March 31, 1997.

    Borrower experience and financial capacity are critical factors in underwriting and approving all loan requests. Barnett's commercial real estate loan policies generally require a maximum loan-to-value ratio of 75%.

    Barnett has reduced its exposure to commercial real estate from a high of 28% of loans in 1988 to 8%. The commercial loan portfolio, representing 18% of total loans, is not concentrated in any single industry but reflects the broad-based economies in Florida and southern Georgia.

    Barnett's residential loans generally are secured by 1-4 family homes, conform to federal agency underwriting standards and have a maximum loan-to-value ratio of 80% unless they are protected by mortgage insurance.

    At June 30, 4.55% of residential loans were 30 days or more past due compared to 4.36% a year earlier and 4.43% at March 31, 1997. At the end of the second quarter, 1.21% of residential loans were non-performing compared to 1.04% a year earlier and 1.27% on March 31, 1997. The loss ratio in this portfolio was 7 basis points in the second quarter.

Table 6  Non-Performing Assets

                                                       1997                        1996
                                             -------------------------   -------------------------
                                                          Percentage                 Percentage
                                                           of Total                   of Total
June 30--Dollars in Thousands                 Amount     Outstanding(1)   Amount    Outstanding(1)
--------------------------------------------------------------------------------------------------
Non-accruing loans:
  Less than 90 days past due...........      $  18,939         .06%       $  26,164      .09%
  90 days past due.....................        151,418         .49          158,830      .52
--------------------------------------------------------------------------------------------------
    Total non-accruing loans...........        170,357         .55          184,994      .61
Reduced-rate loans.....................          4,835         .01            7,717      .02
--------------------------------------------------------------------------------------------------
    Total non-performing loans.........        175,192         .56          192,711      .63
Real estate held for sale..............         51,689         .17           59,258      .19
--------------------------------------------------------------------------------------------------
    Total non-performing assets........      $ 226,881         .73%       $ 251,969      .82%
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
Non-performing loans by category:
  Commercial, financial and
    agricultural.......................      $  26,855         .09%       $  39,775      .13%
  Real estate construction.............          4,068         .01            8,142      .02
  Commercial mortgages.................         28,225         .09           41,946      .14
  Residential mortgages................        116,044         .37          102,848      .34
--------------------------------------------------------------------------------------------------
    Total..............................      $ 175,192         .56%       $ 192,711      .63%
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
90 days past due accruals..............      $  54,673         .18%       $  62,304      .20%
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

(1)  Before deduction for unearned income.



                                                                       Barnett

Table 7  Loan Quality Information

                                                                       1997                                1996
                                                               --------------------    -------------------------------------------
Dollars in Thousands                                            Second      First       Fourth      Third       Second     First
                                                               --------    --------    --------    --------    --------   --------
Net charge-offs (recoveries):
  Commercial, financial and agricultural.....................  $  6,072    $  3,300    $    667     $  3,271   $   (740)  $   (334)
  Real estate construction...................................       (23)        (20)         28          (13)        --       (175)
  Commercial mortgages.......................................    (1,060)        162        (572)      (2,931)    (2,184)    (1,850)
  Residential mortgages......................................     1,764         793       1,129          781        608        508
  Installment................................................    14,690      19,769      19,672       11,666     12,795     15,428
  Bank card..................................................    13,053       6,756       6,260       31,186     28,254     26,797
  Credit lines...............................................     1,552       1,015       1,252        1,133        711      1,031
                                                               --------    --------    --------    --------    --------   --------
    Total net charge-offs....................................   $36,048     $31,775     $28,436      $45,093     $39,444    $41,405
                                                               --------    --------    --------    --------    --------   --------
                                                               --------    --------    --------    --------    --------   --------
Gross charge-offs............................................  $ 44,119    $ 39,850    $ 43,278     $ 61,037    $ 53,284   $ 51,500
Allowance for loan losses....................................   481,965     477,188     476,709      507,109     506,892    506,315
Non-performing loans.........................................   175,192     184,071     190,425      192,216     192,711    181,382
Non-performing assets........................................   226,881     233,400     233,980      251,137     251,969    244,638
Non-performing asset ratio...................................       .73%        .76%        .77%         .82%        .82%       .80%
Net charge-offs to average loans (annualized)................       .46         .42         .38          .59         .52        .55
Allowance to non-performing loans............................       275         259         250          264         263        279
Allowance to period-end loans................................      1.56        1.55        1.58         1.66        1.66       1.67
                                                               --------    --------    --------     --------    --------   --------
                                                               --------    --------    --------     --------    --------   --------

    At June 30, the percentage of installment loans 30 days or more past due was 1.28% compared to 1.08% a year earlier and 1.25% at March 31. Barnett's installment loan portfolio consists primarily of loans secured by new and used automobiles (62%), home equity loans (20%), government-guaranteed student loans (14%) and other secured loans (2%). The remaining 2% of installment loans are unsecured.

    At June 30, the percentage of bank card outstandings 30 days or more past due was 3.35%, up from 3.05% in the first quarter but down from 3.48% a year earlier.

    Net Charge-Offs. As shown in Table 7, net charge-offs declined 9% from a year earlier to $36.0 million due to reduced losses on credit card loans. Net charge-offs rose $4.3 million from the first quarter, reflecting increased credit card and commercial charge-offs offset by reduced installment loan losses. Bank card net charge-offs were $15.2 million lower than the same period last year, as a result of the sale of $776 million of non-core credit card receivables, but were $6.3 million higher than the first quarter. Credit card charge-offs represented 4.36% of outstandings.

    Commercial loan net charge-offs were up by $2.8 million from the first quarter while installment loan net charge-offs were down $5.1 million. Total net charge-offs in the second quarter represented an annualized .46% of average outstandings, compared to .42% in the first quarter and .52% for the same period last year.

    Provision/Allowance for Loan Losses. Barnett's provision expense in the second quarter was $36.2 million, compared to $39.4 million in last year's second quarter and $31.8 million in the first quarter.

    At June 30, the allowance for loan losses stood at $482 million, or 1.56% of period-end loans. The ratio of the allowance for loan losses to non-performing loans rose to 275% at June 30, compared to 263% a year earlier and 259% in the first quarter. The allowance for loan losses is based on such factors as the company's mix of loans, historical and expected loss experience and the overall economic environment. Management considers the allowance appropriate and adequate to cover potential losses inherent in the loan portfolio based, in part, on the current composition of the loan portfolio, credit quality trends and the economic environment.

TAXES

    Barnett's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying this rate to taxable income. The company's effective tax rate for 1997 is expected to be 36% compared with 38% for 1996, primarily due to increased income exempt from tax.

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

    The company has a commercial paper program to provide funding for certain consumer lending operations. This facility is supported by $760 million in back-up lines of credit. At June 30,

Barnett
10

Table 8  Capital Ratios

June 30--Dollars in Millions                   1997     1996
----------------------------                 -------   -------
Tier I capital . . . . . . . . . . . . .     $ 3,219   $ 2,705
Total risk-based capital . . . . . . . .       4,217     3,699
Total risk-adjusted assets . . . . . . .      34,498    31,009
                                              ------    ------
Tier I capital ratio . . . . . . . . . .        9.33%     8.72%
Total risk-based capital ratio . . . . .       12.22     11.93
Tier I leverage ratio. . . . . . . . . .        7.56      6.67
                                              ------    ------
                                              ------    ------

there was $216 million in borrowings under these lines.

    As of June 30, the company had $1.4 billion in debt and preferred stock available under existing shelf registrations with the Securities and Exchange Commission. Management believes that the level of liquidity is sufficient to meet current and future funding requirements.

CAPITAL

    At June 30, shareholders' equity totaled $3.5 billion. Fully diluted shares outstanding increased to 196.5 million from 185.6 million in the first quarter, as the company issued 13.6 million shares of common stock to acquire Oxford. Barnett declared a $.31 per share dividend for the second quarter, up 15% from $.27 per share declared last quarter, representing a quarterly dividend payout ratio of 39%.

    In the fourth quarter of 1996 and the first quarter of 1997, the company established statutory business trusts for the sole purpose of issuing capital securities and investing the proceeds in the company's junior subordinated debentures. The parent company issued two fixed-rate junior subordinated debentures totaling $500 million to the trusts and one floating-rate junior subordinated debenture totaling $250 million. The trust preferred securities are reflected in the consolidated financial statements as minority interest and included in Tier I capital for the risk-based capital ratio and leverage ratio calculations.

    The company is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance-sheet financial instruments. Capital guidelines issued by the Federal Reserve Board require bank holding companies to have a minimum total risk-based capital ratio of 8%, with at least half of total capital in the form of Tier I capital.

    As Table 8 shows, Barnett exceeded these capital guidelines on June 30, with a Tier I capital ratio of 9.33% and a total risk-based capital ratio of 12.22%.

    In addition, a leverage ratio is used in connection with the risk-based capital standards and is defined as Tier I capital divided by average assets for the most recent quarter. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans. On June 30, 1997, Barnett's leverage ratio was 7.56%, up 89 basis points from a year earlier.

-------------------------------------------------------------------------------

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

    This report contains "forward-looking statements" within the meaning of the federal securities laws such as interest rate sensitivity projections, revenue and expense trends and long-term objectives. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.



                                                                    Barnett

QUARTERLY AVERAGE BALANCES, YIELDS AND RATES
Consolidated--Barnett Banks, Inc. and Subsidiaries

                                                                                        1997
                                                   --------------------------------------------------------------------------------
                                                                 Second                                       First
                                                   -----------------------------------         ------------------------------------
                                                                               Average                                      Average
                                                    Average                     Yield          Average                       Yield
Dollars in Millions--Taxable-Equivalent             Balance      Interest       or Rate         Balance        Interest     or Rate
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Loans:(1)
  Commercial, financial and agricultural . . .     $  5,459      $115.3          8.47%         $  5,347         $110.8       8.41%
  Real estate construction . . . . . . . . . .          807        19.4          9.62               817           19.4       9.63
  Commercial mortgages . . . . . . . . . . . .        1,745        40.3          9.26             1,816           40.2       8.97
  Residential mortgages. . . . . . . . . . . .        9,673       189.7          7.85             9,726          189.0       7.77
  Installment. . . . . . . . . . . . . . . . .       11,440       258.1          9.05            10,936          242.7       9.00
  Bank card. . . . . . . . . . . . . . . . . .        1,198        44.7         14.97             1,081           41.0      15.38
  Credit lines . . . . . . . . . . . . . . . .          833        20.3          9.78               803           19.3       9.72
-----------------------------------------------------------------------------------------------------------------------------------
    Total loans, net of unearned income. . . .       31,155       687.2          8.84            30,526          659.6       8.73
-----------------------------------------------------------------------------------------------------------------------------------
Securities:(2)
  Taxable. . . . . . . . . . . . . . . . . . .        4,805        76.0          6.33             4,937           78.0       6.36
  Tax-free . . . . . . . . . . . . . . . . . .          148         3.8         10.36               156            4.3      11.17
-----------------------------------------------------------------------------------------------------------------------------------
    Total securities . . . . . . . . . . . . .        4,953        79.8          6.45             5,093           82.3       6.50
-----------------------------------------------------------------------------------------------------------------------------------
Federal funds sold and securities purchased
  under agreements to resell . . . . . . . . .          307         4.3          5.56               581            7.7       5.38
-----------------------------------------------------------------------------------------------------------------------------------
    Total earning assets . . . . . . . . . . .       36,415      $771.3          8.49%           36,200         $749.6       8.36%
-----------------------------------------------------------------------------------------------------------------------------------
Cash . . . . . . . . . . . . . . . . . . . . .        2,000                                       2,132
Other assets . . . . . . . . . . . . . . . . .        5,709                                       3,482
Allowance for loan losses. . . . . . . . . . .         (485)                                       (477)
-----------------------------------------------------------------------------------------------------------------------------------
    Total assets . . . . . . . . . . . . . . .      $43,639                                     $41,337
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities, Minority Interest and Equity
NOW and money market accounts  . . . . . . . .      $12,047     $  63.8          2.12%          $12,040         $ 61.7       2.08%
Savings deposits . . . . . . . . . . . . . . .        2,894        12.5          1.73             2,947           12.6       1.73
Certificates of deposit under $100,000 . . . .        9,557       120.0          5.04             9,639          118.6       4.99
Other time deposits. . . . . . . . . . . . . .        2,589        34.9          5.40             2,511           33.0       5.34
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing deposits. . . . . . .       27,087       231.2          3.42            27,137          225.9       3.38
Federal funds purchased and securities sold
  under agreements to repurchase . . . . . . .        2,774        37.3          5.39             1,860           23.0       5.01
Other short-term borrowings. . . . . . . . . .          442         6.5          5.87               289            4.2       5.94
Long-term debt . . . . . . . . . . . . . . . .        2,033        37.4          7.36             1,221           22.5       7.35
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities . . . . .       32,336      $312.4          3.87%           30,507         $275.6       3.66%
Demand deposits. . . . . . . . . . . . . . . .        5,996                                       6,001
Other liabilities. . . . . . . . . . . . . . .        1,083                                       1,120
Minority interest. . . . . . . . . . . . . . .          750                                         697
Preferred equity . . . . . . . . . . . . . . .        --                                           --
Common equity. . . . . . . . . . . . . . . . .        3,474                                       3,012
-----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities, minority interest and
      equity . . . . . . . . . . . . . . . . .      $43,639                                     $41,337
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Spread and Net Yield
Interest rate spread . . . . . . . . . . . . .                                   4.62%                                       4.70%
Cost of funds supporting earning assets                                          3.44                                        3.08
Net yield on earning assets. . . . . . . . . .                   $458.9          5.05                           $474.0       5.28
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


(1) Income on non-accruing loans is recognized on a cash basis. Interest income on individual loan categories is at contractual rates, while total loan interest income is net of reversals of interest on non-accruing loans.

(2) Average yields on investment securities available for sale have been calculated on amortized cost.

Barnett
12

                                                             1996
--------------------------------------------------------------------------------------------------------------------------------
           Fourth                            Third                           Second                            First
-----------------------------    -----------------------------    -----------------------------    -----------------------------
                      Average                          Average                          Average                          Average
Average                 Yield    Average                 Yield    Average                 Yield    Average                 Yield
Balance    Interest   or Rate    Balance    Interest   or Rate    Balance    Interest   or Rate    Balance    Interest   or Rate
--------------------------------------------------------------------------------------------------------------------------------

$ 5,158     $107.6      8.29%    $ 4,963     $103.3      8.28%    $ 4,873     $100.8      8.32%    $ 4,821      $ 99.5      8.30%
    817       19.9      9.69         805       19.9      9.84         795       19.8     10.02         826        20.9     10.15
  1,943       43.2      8.83       2,028       44.8      8.79       2,078       46.1      8.92       2,155        47.8      8.92
  9,865      190.0      7.70      10,006      191.4      7.65      10,303      200.5      7.79      10,729       211.4      7.88
 10,596      240.3      9.02      10,188      226.3      8.84       9,813      216.3      8.86       9,301       206.0      8.91
  1,046       39.0     14.85       1,793       69.4     15.40       1,746       68.0     15.67       1,756        68.0     15.56
    781       18.8      9.62         764       18.8      9.78         756       18.6      9.87         759        19.0     10.08
--------------------------------------------------------------------------------------------------------------------------------
 30,206      656.3      8.66      30,547      671.9      8.76      30,364      667.3      8.83      30,347       671.2      8.88
--------------------------------------------------------------------------------------------------------------------------------

  4,863       78.4      6.44       4,986       77.9      6.23       5,084       79.6      6.28       4,992        75.9      6.09
    160        4.7     11.53         175        5.0     11.60         196        5.6     11.36         209         5.8     11.18
--------------------------------------------------------------------------------------------------------------------------------
  5,023       83.1      6.60       5,161       82.9      6.41       5,280       85.2      6.47       5,201        81.7     6.29
--------------------------------------------------------------------------------------------------------------------------------
    322        4.4      5.48         135        1.8      5.33         689        9.2      5.35         613         8.3     5.44
--------------------------------------------------------------------------------------------------------------------------------
 35,551     $743.8      8.34%     35,843     $756.6      8.41%     36,333     $761.7      8.42%     36,161      $761.2     8.45%
--------------------------------------------------------------------------------------------------------------------------------
  2,172                            1,979                            1,926                            1,980
  3,411                            3,336                            3,365                            3,501
   (480)                            (507)                            (507)                            (506)
--------------------------------------------------------------------------------------------------------------------------------
$40,654                          $40,651                          $41,117                          $41,136
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

$11,806     $ 60.8      2.05%     $11,683    $ 59.4      2.02%    $12,268      $ 58.7     1.93%    $12,599      $ 61.9     1.97%
  2,970       12.9      1.73        3,075      13.4      1.73       3,213        13.8     1.73       3,310        14.4     1.75
  9,812      123.3      5.00        9,799     122.5      4.98       9,747       120.8     4.98       9,867       125.7     5.12
  2,508       33.7      5.34        2,643      35.7      5.38       2,570        34.3     5.36       2,408        33.0     5.52
--------------------------------------------------------------------------------------------------------------------------------

 27,096      230.7      3.39       27,200     231.0      3.38      27,798       227.6     3.29      28,184       235.0     3.35

  1,690       21.8      5.12        2,075      27.0      5.17       1,215        15.0     4.96       1,046        13.3     5.14
    471        6.7      5.69          443       6.6      5.90       1,045        14.1     5.42         942        14.1     6.00
  1,227       22.7      7.40        1,228      23.0      7.51       1,337        24.7     7.40       1,242        23.5     7.56
--------------------------------------------------------------------------------------------------------------------------------

 30,484     $281.9      3.68%      30,946    $287.6      3.70%     31,395      $281.4     3.60%     31,414      $285.9     3.66%
  5,626                             5,473                           5,688                            5,661
    993                               921                             735                              748
    179                                --                              --                               --
     --                                --                               1                               97
  3,372                             3,311                           3,298                            3,216
--------------------------------------------------------------------------------------------------------------------------------
$40,654                           $40,651                         $41,117                          $41,136
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

                        4.66%                            4.71%                            4.82%                            4.79%
                        3.16                             3.19                             3.12                             3.18
            $461.9      5.18                 $469.0      5.22                  $480.3     5.30                  $475.3     5.27
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------


                                                                   Barnett
                                                                      13

STATEMENTS OF FINANCIAL CONDITION
Consolidated--Barnett Banks, Inc. and Subsidiaries

                                                                                           June 30             December 31
                                                                                         (Unaudited)            (Audited)
                                                                                 --------------------------    -----------
Dollars in Thousands                                                                 1997           1996           1996
--------------------                                                             -----------    -----------    -----------
Assets
Cash and due from banks......................................................   $  2,388,144   $  2,109,441   $  2,781,146
Federal funds sold and securities purchased under agreements to resell.......          4,800      1,054,475          2,500
Investment securities available for sale.....................................      4,579,544      5,024,079      5,031,123
Investment securities held to maturity (fair value $122,552,
  $184,187 and $139,999).....................................................        113,555        173,083        129,595
Loans........................................................................     31,022,124     30,484,664     30,297,954
Less: Allowance for loan losses.............................................        (481,965)      (506,892)      (476,709)
      Unearned income........................................................        (98,482)       (29,399)       (45,430)
                                                                                 -----------    -----------    -----------
          Net loans..........................................................     30,441,677     29,948,373     29,775,815
Assets under operating leases................................................      1,789,064             --             --
Premises and equipment.......................................................      1,185,205      1,076,949      1,135,644
Intangible assets............................................................      1,105,915        616,017        592,142
Other assets.................................................................      2,397,167      1,672,037      1,783,410
                                                                                 -----------    -----------    -----------
          Total assets.......................................................   $ 44,005,071   $ 41,674,454   $ 41,231,375
                                                                                 -----------    -----------    -----------
                                                                                 -----------    -----------    -----------
Liabilities
Demand deposits..............................................................   $  6,453,827   $  5,673,099   $  6,528,006
NOW and money market accounts................................................     11,880,355     11,715,564     12,163,289
Savings deposits.............................................................      2,850,778      3,149,093      2,938,243
Certificates of deposit under $100,000.......................................      9,555,051      9,729,532      9,708,311
Other time deposits                                                                2,645,014      4,077,923      2,482,409
                                                                                 -----------    -----------    -----------
          Total deposits.....................................................     33,385,025     34,345,211     33,820,258
Short-term borrowings:
    Federal funds purchased and securities sold
      under agreements to repurchase.........................................      2,973,449        957,787      1,265,837
    Commercial paper.........................................................        264,558        870,783         42,297
    Other short-term borrowings..............................................          1,313        110,127          1,233
Other liabilities............................................................      1,161,308        869,154      1,004,890
Long-term debt...............................................................      1,933,627      1,227,716      1,226,529
                                                                                 -----------    -----------    -----------
          Total liabilities..................................................     39,719,280     38,380,778     37,361,044
                                                                                 -----------    -----------    -----------
Minority Interest
Company obligated mandatorily redeemable securities of trusts holding
  solely parent debentures...................................................        750,000             --        500,000

Shareholders' Equity
Preferred stock, $.10 par value: 20,000,000 shares
  authorized; 8,489, 10,669 and 8,489 shares
  outstanding................................................................            212            267            212
Common stock, $2 par value: 400,000,000 shares
   authorized; 190,668,090, 192,830,212 and
   189,668,922 shares outstanding............................................        397,336        385,660        395,338
Contributed capital..........................................................        518,343        343,227        220,041
Net unrealized gain (loss) on investment
  securities available for sale and certain
  other financial assets.....................................................           (721)        (2,358)         8,187
Retained earnings............................................................      2,677,885      2,634,837      2,808,749
Less: Employee stock ownership plan obligation,
        collateralized by 3,547,064, 4,209,410
        and 3,852,556 shares.................................................        (57,264)       (67,957)       (62,196)
                                                                                 -----------    -----------    -----------
          Total shareholders' equity.........................................      3,535,791      3,293,676      3,370,331
                                                                                 -----------    -----------    -----------
          Total liabilities, minority interest and shareholders' equity......   $ 44,005,071   $ 41,674,454   $ 41,231,375
                                                                                 -----------    -----------    -----------
                                                                                 -----------    -----------    -----------

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Barnett

STATEMENTS OF INCOME
Consolidated--Barnett Banks, Inc. and Subsidiaries

                                                                               Three Months                    Six Months
                                                                         ---------------------------    --------------------------
For the Periods Ended June 30--Dollars in Thousands (Unaudited)                1997          1996            1997          1996
----------------------------------------------------------------------------------------------------------------------------------
Interest Income
Loans.............................................................          $ 685,188      $ 664,872    $ 1,342,675    $ 1,333,429
Investment securities.............................................             78,679         83,180        159,514        162,611
Federal funds sold and securities purchased under agreements
  to resell.......................................................              4,257          9,175         11,956         17,465
----------------------------------------------------------------------------------------------------------------------------------
    Total interest income.........................................            768,124        757,227      1,514,145      1,513,505
----------------------------------------------------------------------------------------------------------------------------------
Interest Expense
Deposits..........................................................            231,238        227,609        457,134        462,559
Federal funds purchased and securities sold under agreements
  to repurchase...................................................             37,261         14,990         60,221         28,347
Other short-term borrowings.......................................              6,467         14,081         10,692         28,157
Long term debt....................................................             37,396         24,718         59,833         48,189
----------------------------------------------------------------------------------------------------------------------------------
    Total interest expense........................................            312,362        281,398        587,880        567,252
----------------------------------------------------------------------------------------------------------------------------------
    Net interest income...........................................            455,762        475,829        926,265        946,253
Provision for loan losses.........................................             36,170         39,444         67,945         81,042
----------------------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses...........            419,592        436,385        858,320        865,211
----------------------------------------------------------------------------------------------------------------------------------
Non-Interest Income
Service charges on deposit accounts...............................             63,674         58,023        126,043        115,933
Consumer finance income...........................................             48,563         24,342         90,206         55,789
Net rental income.................................................             45,496           --           45,496          --
Trust income......................................................             20,339         20,586         41,364         41,776
Credit card discounts and fees....................................              9,200         13,137         17,783         24,672
Mortgage banking income...........................................             11,700         18,772         27,952         40,135
Brokerage income..................................................             13,427         11,796         25,098         23,015
Other service charges and fees....................................             42,862         35,941         80,483         65,714
Securities transactions...........................................                 56            340             56         19,302
Other income......................................................             15,303         11,259         31,817         23,419
----------------------------------------------------------------------------------------------------------------------------------
    Total non-interest income.....................................            270,620        194,196        486,298        409,755
----------------------------------------------------------------------------------------------------------------------------------
Non-Interest Expense
Salaries and employee benefits....................................            222,823        207,437        440,449        418,687
Net occupancy expense.............................................             38,186         33,933         71,232         67,353
Furniture and equipment expense...................................             40,718         37,805         80,379         75,134
Other expense.....................................................            131,227        121,529        256,747        247,123
----------------------------------------------------------------------------------------------------------------------------------
    Total non-interest expense....................................            432,954        400,704        848,807        808,297
----------------------------------------------------------------------------------------------------------------------------------
    Net non-interest expense......................................            162,334        206,508        362,509        398,542
----------------------------------------------------------------------------------------------------------------------------------
Earnings
Income before income taxes and minority interest..................            257,258        229,877        495,811        466,669
Income tax provision..............................................             91,922         90,346        176,514        178,939
Minority interest expense, net of income taxes....................              8,308           --           16,619          --
----------------------------------------------------------------------------------------------------------------------------------
    Net income....................................................          $ 157,028      $ 139,531      $ 302,678      $ 287,730
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Earnings Per Common Share
Restated for 2-for-1 stock split in September 1996
Primary:        Earnings per share................................               $.80           $.71          $1.59          $1.47
                Average number of shares..........................        196,062,719    196,187,050    190,797,935    194,120,142
                Dividends on preferred stock......................             --                 $1         --             $2,168
Fully Diluted:  Earnings per share................................               $.80           $.71          $1.58          $1.45
                Average number of shares..........................        196,546,702    196,439,044    191,536,447    197,951,134
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Financial Statements are an integral part of these financial statements.


Barnett

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Consolidated--Barnett Banks, Inc. and Subsidiaries

                                                                       Contri-       Net
                                              Preferred    Common       buted     Unrealized    Retained      ESOP
Dollars in Thousands (Unaudited)                Stock      Stock       Capital    Gain (Loss)   Earnings    Obligation     Total
-----------------------------------------------------------------------------------------------------------------------------------
For the Period
Balance at January 1, 1996...............   $  97,753   $ 379,461   $  385,734   $ 38,242   $ 2,445,810   $ (74,814)  $ 3,272,186
Net income...............................                                                       287,730                   287,730
Change in net unrealized gain (loss) on
  investment securities available for
  sale...................................                                         (40,600)                                (40,600)
Cash dividends declared:
  Common ($.51 per share)................                                                       (96,523)                  (96,523)
  Preferred..............................                                                        (2,180)                   (2,180)
Issuances of common stock:
  Stock purchase, option and employee
    benefit plans........................                   2,966       38,924                                6,857        48,747
  Preferred stock conversions............     (97,486)     14,636       82,287                                               (563)
Repurchases of common stock..............                 (11,403)    (163,718)                                          (175,121)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996.................   $     267   $ 385,660   $  343,227   $ (2,358)  $ 2,634,837   $ (67,957)  $ 3,293,676
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
For the Period
Balance at January 1, 1997...............   $     212   $ 395,338   $  220,041   $  8,187   $ 2,808,749   $ (62,196)  $ 3,370,331
Net income...............................                                                       302,678                   302,678
Change in net unrealized gain (loss) on
  investment securities available for
  sale and certain other financial
  assets.................................                                          (8,908)                                 (8,908)
Cash dividends declared:
  Common ($.58 per share)................                                                      (107,076)                 (107,076)
  Preferred..............................                                                           (11)                      (11)
Issuances of common stock:
  Stock purchase, option and employee
    benefit plans........................                   3,419       30,529                                4,932        38,880
  Acquisition of Oxford Resources Corp...                  27,262      550,540                                            577,802
Repurchases of common stock..............                 (28,683)    (282,767)                (326,455)                 (637,905)
----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997.................   $     212   $ 397,336   $  518,343   $   (721)  $ 2,677,885   $ (57,264)  $ 3,535,791
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Financial Statements are an integral part of these financial statements.

Barnett

STATEMENTS OF CASH FLOWS
Consolidated--Barnett Banks, Inc. and Subsidiaries

For the Periods Ended June 30--
  Dollars in Thousands (Unaudited)                          1997              1996
------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income . . . . . . . . . . . . . . . . . . . . . . . $ 302,678      $    287,730
Reconcilement of net income to net cash
    provided by operating activities:
  Provision for loan losses. . . . . . . . . . . . . . .    67,945            81,042
  Gains from securities transactions . . . . . . . . . .       (56)          (19,302)
  Gain on securitization and sale of loans . . . . . . .   (81,022)          (47,934)
  Depreciation on assets under operating leases. . . . .    41,011                --
  Depreciation and amortization, excluding
    depreciation on assets under operating leases  . . .   136,196           130,433
  Employee benefits funded by equity . . . . . . . . . .    13,830            12,216
  Deferred income tax provision (benefit). . . . . . . .    26,861            (4,562)
  Decrease (increase) in interest receivable . . . . . .    (9,304)           16,776
  Increase (decrease) in interest payable. . . . . . . .     3,430           (10,592)
  Increase in other assets . . . . . . . . . . . . . . .  (516,200)         (296,494)
  Increase in other liabilities. . . . . . . . . . . . .    87,930           276,567
  Originations of loans held for sale. . . . . . . . . .(2,735,567)       (3,030,481)
  Proceeds from sales of loans held for sale . . . . . . 2,783,796         2,879,074
  Other  . . . . . . . . . . . . . . . . . . . . . . . .   (28,002)          (11,799)
------------------------------------------------------------------------------------
    Net cash provided by operating activities. . . . . .    93,526           262,674
------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Purchases of investment securities available
  for sale . . . . . . . . . . . . . . . . . . . . . . .  (687,294)       (2,191,971)
Proceeds from sales of investment securities
  available for sale . . . . . . . . . . . . . . . . . .     1,720           379,665
Proceeds from maturities of investment securities
  available for sale . . . . . . . . . . . . . . . . . . 1,140,706         1,926,142
Purchases of investment securities held to maturity. . .        --            (2,932)
Proceeds from maturities of investment securities
  held to maturity . . . . . . . . . . . . . . . . . . .    16,285            31,074
Net decrease (increase) in loans . . . . . . . . . . . .  (609,179)           17,539
Purchases of vehicles under operating leases . . . . . .  (300,429)               --
Proceeds from sales of vehicles under operating leases     120,862                --
Proceeds from sales of premises and equipment. . . . . .    16,828            15,179
Purchases of premises and equipment. . . . . . . . . . .  (118,508)          (73,916)
Receipts related to dispositions and
  acquisitions, net of cash acquired . . . . . . . . . .        --           378,249
------------------------------------------------------------------------------------
    Net cash provided by (used for)investing
      activities . . . . . . . . . . . . . . . . . . . .  (419,009)          479,029
------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Net decrease in demand, NOW, savings and
  money market accounts  . . . . . . . . . . . . . . . .  (444,578)       (1,534,036)
Net increase in certificates of deposit and
  other time deposits . .  . . . . . . . . . . . . . . .     9,345         1,528,310
Net increase (decrease) in short-term borrowings . . . . 1,917,800          (140,252)
Principal repayments of long-term debt . . . . . . . . .(1,077,844)         (213,098)
Proceeds from issuance of long-term debt . . . . . . . .        --           250,000
Proceeds from issuance of company obligated
  mandatorily redeemable securities of trusts
  holding solely parent debentures . . . . . . . . . . .   250,000                --
Issuances of common stock. . . . . . . . . . . . . . . .    25,050            35,968
Repurchases of common stock. . . . . . . . . . . . . . .  (637,905)         (175,121)
Cash dividends . . . . . . . . . . . . . . . . . . . . .  (107,087)          (98,703)
-------------------------------------------------------------------------------------
    Net cash used for financing activities . . . . . .     (65,219)         (346,932)
-------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      (390,702)          394,771
Cash and cash equivalents, January 1 . . . . . . . . .   2,783,646         2,769,145
------------------------------------------------------------------------------------
Cash and cash equivalents, June 30 . . . . . . . . . .  $2,392,944        $3,163,916
----------------------------------------------------------------------------------

For the periods ended June 30, 1997 and 1996, income tax payments of $69 million and $198 million were paid and interest of $584 million and $578 million was paid, respectively. Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, securities purchased under agreements to resell and federal funds sold.

For each of the periods ended June 30, 1997 and 1996, $32 million and $24 million of loans, respectively, were transferred to real estate held for sale.

During the period ended June 30, 1997, the company acquired $2.4 billion of non-cash assets and $1.9 billion of liabilities.
During the period ended June 30, 1996, the company disposed of $559 million of non-cash assets and $55 million of liabilities.

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

  On January 1, 1997, the company adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement establishes new ground rules for determining whether a transfer of financial assets constitutes a sale and, if so, the determination of any resulting gain or loss. This statement requires that an enterprise recognize only assets it controls and liabilities it has incurred, to remove assets only when control has been surrendered and to remove liabilities only when they have been extinguished. The adoption of SFAS No. 125 did not have a material impact on the financial position or results of operations of the company.

  The results of operations for the three and six-month periods ended June 30, 1997 may not be indicative of operating results for the year ending December 31, 1997. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications.

  On April 1, 1997, the company acquired all of the outstanding common stock of Oxford Resources Corp., the nation's largest independent automobile leasing company for 13.6 million shares of company common stock. The acquisition was accounted for as a purchase transaction, and, accordingly, the results of operations of Oxford are included from the date of purchase. The primary asset of Oxford was automobiles under operating leases of $1.6 billion. The company enters into or purchases leases on new and used automobiles from automobile dealers. All of the leases which are entered into are accounted for as operating leases. At the inception of the lease, no revenue is recognized and the leased vehicle, together with the initial direct costs of originating the lease, which are capitalized, appear on the statements of financial condition as "Assets Under Operating Leases." The capitalized cost of each vehicle is depreciated over the lease term on a straight line basis down to the company's original estimate of the projected value of the vehicle at the end of the scheduled lease term. Income from Oxford's automobile leasing program is included in the statements of income as net rental income and is presented net of related depreciation. The purchase price in excess of the fair value of net assets acquired was $515 million and may change as certain estimates are finalized.

  In the opinion of the company's management, all adjustments necessary to fairly present the financial position as of June 30, 1997 and 1996, and the results of operations and cash flows for the periods then ended, all of which are of a normal and recurring nature, have been included.

B. Loans

June 30--Dollars in Thousands
Net of Unearned Income                             1997          1996
                                               ------------  ------------
Commercial, financial and agricultural.......  $  5,533,593  $  4,902,115
Real estate construction.....................       813,043       818,364
Commercial mortgages.........................     1,706,892     2,049,812
Residential mortgages........................     9,606,952    10,095,321
Installment..................................    11,204,123    10,045,435
Bank card....................................     1,202,098     1,785,464
Credit lines.................................       856,941       758,754
                                               ------------  ------------
  Total......................................  $ 30,923,642  $ 30,455,265
                                               ------------  ------------
                                               ------------  ------------

C. Allowance for Loan Losses

For the Six Months Ended June 30--
Dollars in Thousands                               1997          1996
                                               ------------  ------------
Beginning balance............................      $476,709     $ 505,148
Recoveries...................................        16,146        23,935
Provision expense............................        67,945        81,042
Loans charged off............................       (83,969)     (104,784)
Other, net...................................         5,134         1,551
                                               ------------  ------------
Ending Balance...............................      $481,965     $ 506,892
                                               ------------  ------------
                                               ------------  ------------


D. Long-Term Debt

June 30--Dollars in Thousands                      1997          1996
                                               ------------  ------------
Parent Company:
7.75% Sinking Fund Debentures, due 1997......        --        $    9,500
Less: Face value of debentures repurchased
  and held for future retirements............        --               (72)
                                               ------------  ------------
  Total outstanding..........................        --             9,428
Medium-term notes, due in varying
  maturities through 2003, with interest
  from a floating 5.87% to a fixed 9.83%....    $   251,500       401,500
8.50% Subordinated Capital Notes, due 1999...       200,000       200,000
9.875% Subordinated Capital Notes, due 2001..       100,000       100,000
10.875% Subordinated Capital Notes, due 2003.        55,000        55,000
6.90% Subordinated Capital Notes, due 2005...       150,000       150,000
8.50% Subordinated Capital Notes, due 2007...       100,000       100,000
Senior Notes, with interest from a
  floating 5.85%, due 1998...................       200,000       200,000
Subsidiaries:
Notes payable to finance the purchase of
  leased vehicles, fixed interest rates
  ranging from 6.11% to 9.05%................       364,673         --
Capitalized lease obligations................       512,454        11,788
                                               ------------  ------------
  Total......................................   $ 1,933,627   $ 1,227,716
                                               ------------  ------------
                                               ------------  ------------

  Notes payable to finance the purchase of leased vehicles are due in installments equal to the lease rentals receivable by the company from the lease. The final payments on these borrowings are equal to the residual value of the vehicle at lease termination.

Barnett

E. Earnings Per Common Share

  The weighted-average number of shares used in the computation of earnings per share are as follows:


                                                                     Three Months                 Six Months
For the Periods Ended June 30--                               -------------------------   -------------------------
Dollars in Thousands                                                1997           1996          1997          1996
-------------------------------------------------------------------------------------------------------------------
Primary Shares
Average common shares outstanding..........................   190,801,184   193,206,438   185,922,564   191,140,266
Common shares assumed outstanding to reflect dilutive
  effect of:
    Convertible preferred stock............................        44,122        55,552        44,122        56,224
    Common stock options...................................     5,217,413     2,925,060     4,831,249     2,923,652
-------------------------------------------------------------------------------------------------------------------
    Total..................................................   196,062,719   196,187,050   190,797,935   194,120,142
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Adjustments for preferred dividends........................            --            $1            --        $2,168
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

                                                                    Three Months                 Six Months
                                                              -------------------------   -------------------------
For the Periods Ended June 30--                                      1997          1996          1997          1996
-------------------------------------------------------------------------------------------------------------------
Fully Diluted Shares
Average common shares outstanding..........................   190,801,184   193,206,438   185,922,564   191,140,266
Common shares assumed outstanding to reflect dilutive
  effect of:
    Convertible preferred stock............................        44,122       307,546        44,122     3,887,216
    Common stock options...................................     5,701,396     2,925,060     5,569,761     2,923,652
-------------------------------------------------------------------------------------------------------------------
    Total..................................................   196,546,702   196,439,044   191,536,447   197,951,134
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary and fully diluted earnings per share will be replaced with the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The Statement will be effective for the company's December 31, 1997 consolidated financial statements.

Barnett

BARNETT

Shareholder Assistance
   Shareholders requiring a change of address, records or information about lost certificates, dividend checks or dividend reinvestment should contact:
   First Chicago Trust, Agent
   P. O. Box 2500
   Jersey City, NJ 07303-2500
   Telephone: 800/328-5822

Information
   Analysts, investors and others seeking financial data should contact John C. Glover, Director of Investor Relations, at 904/791-7254.
   Others seeking general information should contact Robert L. Stickler, Manager of External Communications, or Jerri R. Franz, Manager of Media Relations, at 904/791-7668.

Publications
   For printed material (annual and quarterly reports, proxy statements, 10-K and 10-Q reports), contact Corporate
Communications at 904/791-5516. Barnett's press releases are available through the company's web site at http://www.barnett.com and by fax through Company News on Call at 800/758-5804, ext. 089575.

How to reach us
   If you need to contact Barnett's corporate headquarters, call or write:
     50 North Laura Street
     P. O. Box 40789
     Jacksonville, FL
     32203-0789
     904/791-7720

   Internet address
     http://www.barnett.com

   Email address
     corpcomm@barnett.com