Form 10-Q
period 1997-09-30
BARNETT BANKS INC
filed 1997-11-14
CIK 10012

BARNETT BANKS, INC.
FINANCIAL REVIEW AND FORM 10-Q


TABLE OF CONTENTS


PART I--FINANCIAL INFORMATION
---------------------------------------------------------------------------------------------------
Consolidated Financial Highlights......................................................          3
Management Discussion (Item 2).........................................................          4
  Quarterly Average Balances, Yields and Rates.........................................         12
Financial Statements (Item 1):
  Statements of Financial Condition....................................................         14
  Statements of Income.................................................................         15
  Statements of Changes in Shareholders' Equity........................................         16
  Statements of Cash Flows.............................................................         17
  Notes to Financial Statements........................................................         18


PART II--OTHER INFORMATION
---------------------------------------------------------------------------------------------------

EXHIBITS AND REPORTS ON FORM 8-K (ITEM 6)

    Exhibit 11, "Statement Re: computation of per share earnings," is included in the Notes to Financial Statements on page 19 of this report.

    A report on Form 8-K, dated September 12, 1997, filed a press release announcing that the company had signed a definitive merger agreement with NationsBank Corporation.

    A report on Form 8-K, dated September 24, 1997, filed a press release announcing that the company anticipates taking an after-tax charge to its third quarter earnings to cover the increased value of outstanding stock options and certain other benefits.


BARNETT BANKS, INC. AND SUBSIDIARIES
FORM 10-Q, SEPTEMBER 30, 1997

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        Barnett Banks, Inc.



Dated: November 14, 1997                                 /s/ Charles W. Newman
                                                         ----------------------
                                                         Charles W. Newman
                                                         Chief Financial Officer

Dated: November 14, 1997                                 /s/ Gregory M. Delaney
                                                         -----------------------
                                                         Gregory M. Delaney
                                                         Controller

CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                                     THREE MONTHS                  NINE MONTHS
                                                          -----------------------------------  ----------------------------
FOR THE PERIODS ENDED SEPTEMBER 30--
DOLLARS IN MILLIONS EXCEPT PER SHARE DATA                  1997        1996       CHANGE      1997        1996       CHANGE
---------------------------------------------------------------------------------------------------------------------------
For the Period
Net interest income (taxable-equivalent)................  $    460.9  $    469.0          (2)% $ 1,393.8  $ 1,424.6      (2)%
Provision for loan losses...............................        38.4        44.9         (14)      106.3      126.0     (16)
Non-interest income (excluding securities
  transactions).........................................       285.6       194.8          47       771.9      585.3      32
Securities transactions(1)..............................         1.9          --          --         1.9       19.3     (90)
Non-interest expense....................................       509.0       384.4          32     1,357.9    1,192.7      14
SAIF assessment.........................................          --        24.5          --          --       24.5      --
Net income (excluding SAIF assessment)..................       122.6       142.3         (14)      425.3      430.0      (1)
Net income..............................................       122.6       127.0          (3)      425.3      414.7       3
---------------------------------------------------------------------------------------------------------------------------

Per Share Data
Fully diluted net income (excluding SAIF assessment)....  $      .62  $      .73         (15)% $    2.20  $    2.18       1%
Fully diluted net income(4).............................         .62         .65          (5)       2.20       2.10       5
Dividends declared......................................         .31         .27          15         .89        .78      14
Book value(2)...........................................       19.16       17.72           8       19.16      17.72       8
Stock price:
  High..................................................       72.94       34.06          --       72.94      34.06      --
  Low...................................................       52.25       29.25          79       40.00      27.75      44
  Close.................................................       70.75       33.75          --       70.75      33.75      --
---------------------------------------------------------------------------------------------------------------------------
Key Ratios
Return on assets(3,4)...................................        1.12%       1.40%        (20)%      1.32%      1.40%     (6)%
Return on equity(3,4)...................................       13.85       17.19         (19)      16.96      17.33      (2)
Net yield on earning assets.............................        5.09        5.22          (2)       5.14       5.27      (2)
Overhead ratio(3,4).....................................       68.19       57.91          18       62.70      59.34       6
Shareholders' equity to total assets(2).................        8.55        8.21           4        8.55       8.21       4
Leverage ratio..........................................        7.82        6.84          14        7.82       6.84      14
Total risk-based capital ratio..........................       12.68       11.98           6       12.68      11.98       6
---------------------------------------------------------------------------------------------------------------------------
Average Balances
Assets..................................................  $   43,675  $   40,651           7%  $  42,892  $  40,967       5%
Deposits................................................      32,797      32,673          --      33,005     33,332      (1)
Loans, net of unearned income...........................      31,447      30,547           3      31,046     30,419       2
Earning assets..........................................      36,078      35,843           1      36,230     36,111      --
Shareholders' equity....................................       3,540       3,311           7       3,344      3,308       1
Fully diluted shares (thousands)........................     196,903     194,892           1     193,700    197,355      (2)
---------------------------------------------------------------------------------------------------------------------------
Period End
Assets..................................................                                       $  43,219  $  41,271       5%
Deposits................................................                                          32,920     33,238      (1)
Loans, net of unearned income...........................                                          30,835     30,638       1
Long-term debt..........................................                                           1,819      1,227      48
Shareholders' equity....................................                                           3,641      3,323      10
Common shares (thousands)...............................                                         192,871    191,125       1
---------------------------------------------------------------------------------------------------------------------------

(1) Includes the sale of Bank South stock in the first quarter of 1996.

(2) Computed based on equity before deduction of the employee stock ownership plan obligation.

(3) Excluding $24.5 million pre-tax SAIF assessment during the third quarter of 1996.

(4) During the third quarter of 1997, the company recorded a $72.2 million charge to reflect the expense associated with certain stock options issued under its stock option plan. Excluding this charge, earnings were $.86 per share; return on assets 1.56%; return on equity 19.20%; and overhead ratio 58.5%.

MANAGEMENT DISCUSSION

TABLE 1 SELECTED QUARTERLY DATA

                                                               1997                                       1996
                                                  -------------------------------  ------------------------------------------------
DOLLARS IN MILLIONS EXCEPT PER SHARE DATA           THIRD     SECOND      FIRST     FOURTH      THIRD      SECOND      FIRST
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income (taxable-equivalent)........  $   460.9  $   458.9  $   474.0  $  461.9   $469.0      $   480.3    $   475.3
Provision for loan losses.......................       38.3       36.2       31.8      28.6     44.9           39.5         41.6
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan
  losses........................................      422.6      422.7      442.2     433.3    424.1          440.8        433.7
Non-interest income (excluding securities
  transactions).................................      285.7      270.5      215.7     206.0    194.8          193.9        196.6
Securities transactions.........................        1.8         .1         --       (.1)      --             .3         19.0
Non-interest expense (excluding SAIF
  assessment)...................................      509.0      433.0      415.9     399.7    384.4          400.8        407.6
SAIF assessment.................................         --         --         --        --     24.5             --           --
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and minority
  interest......................................      201.1      260.3      242.0     239.5    210.0          234.2        241.7
Income tax provision............................       66.4       91.9       84.5      83.4     78.8           90.3         88.6
Taxable-equivalent adjustment...................        3.4        3.1        3.5       3.9      4.2            4.4          4.9
Minority interest expense, net of income
  taxes.........................................        8.7        8.3        8.3       2.4       --             --           --
-----------------------------------------------------------------------------------------------------------------------------------
    Net income..................................  $   122.6  $   157.0  $   145.7  $  149.8   $127.0      $   139.5    $   148.2
-----------------------------------------------------------------------------------------------------------------------------------
Primary earnings per common share...............  $     .64  $     .80  $     .79  $    .77   $  .65      $      .71   $      .76
Fully diluted earnings per common share.........        .62        .80        .78       .76      .65             .71          .74
-----------------------------------------------------------------------------------------------------------------------------------

                                    SUMMARY

    On August 29, 1997, Barnett announced a definitive agreement to merge with NationsBank Corporation. Details can be found in the "Pending Merger" section on page 5.

    Barnett reported third quarter earnings of $122.6 million, or $.62 per fully diluted share. These results included a $72.2 million pre-tax charge to cover the expense associated with certain stock options as a result of the sharp increase during the quarter in Barnett's common stock price. The company earned $157.0 million, or $.80 per fully diluted share, in the second quarter of 1997 and $127.0 million, or $.65 per share, a year earlier. For the first nine months of 1997, Barnett earned $425.3 million, or $2.20 per fully diluted share, compared to $414.7 million, or $2.10 per share, a year earlier.

    Third quarter revenue rose 13% from a year earlier and 3% from the second quarter to $748.4 million, driven by strong growth in Barnett's consumer credit businesses. Taxable-equivalent net interest income was $460.9 million compared to $469.0 million a year earlier and $458.9 million in the second quarter. The decrease from last year reflects the added interest expense associated with Barnett's automobile leasing subsidiary, Oxford Resources Corp. ("Oxford") and the sale of non-core credit card receivables to Household Credit Services, Inc. ("Household"), partially offset by growth in commercial and installment loans. Non-interest income rose 48% from a year earlier and 6% from the second quarter to $287.5 million. The increase from last year reflects the addition of Oxford's net rental income and significant growth in consumer finance income. The increase from the second quarter reflects continued growth in consumer finance income. Non-interest income comprised 38% of the company's revenue, up from 29% a year ago, consistent with the company's continuing objective to diversify its earnings stream.

    Non-interest expense increased 24% from last year and 18% over the second quarter to $509.0 million, primarily reflecting the charge to cover the increased value of stock options as a result of the sharp appreciation during the quarter in Barnett's stock price. The increase from last year is also attributed to the addition of expenses associated with Oxford and the company's investment in strategic initiatives designed to increase future revenue.

    The provision for loan losses fell 15% from last year, but increased 6% from the second quarter, to $38.4 million. At September 30, the reserve for loan losses stood at $483 million and represented 1.57% of period-end loans and 263% of non-performing loans. Net charge-offs of $38.2 million were 15% below a year earlier, but $2.1 million above the second quarter. Third quarter net charge-offs represented an annualized .49% of average loans compared to .59% a year earlier and .46% in the second quarter. Non-performing assets of $229 million on September 30 represented .74% of gross loans plus real estate held for sale.

    On October 1, the company completed its acquisition of First of America Bank Corporation's Florida franchise, which had $1.1 billion in assets, $931 million in deposits, and 58 branches. Its operations will be included in Barnett's financial results in the fourth quarter. However, in light of the pending merger with NationsBank and deposit market share in excess of regulatory maximums, the company agreed on October 15 to sell the franchise to SouthTrust Corporation. Barnett does not expect to record a material gain or loss as a result of the sale.

    On October 26, HomeSide, Inc. announced it had reached a definitive agreement to be acquired for approximately $1.2 billion in cash. Barnett holds approximately 26% of the outstanding share of HomeSide which was created in March 1996 as a mortgage banking joint venture. Barnett expects to record a pre-tax gain upon the closing of the transaction, expected to be in the first quarter of 1998.

    Selected quarterly data is provided in Table 1.

                                 PENDING MERGER

    On August 29, Barnett announced a definitive agreement to merge with NationsBank Corporation. Under the agreement, NationsBank will pay a fixed exchange ratio of 1.1875 shares of its common stock for each outstanding share of Barnett common stock. The transaction will be accounted for as a pooling of interests, enabling Barnett shareholders to exchange their shares on a tax-free basis. The merger has been approved by the boards of directors of both companies, but is still subject to both shareholder and regulatory approval. The transaction is expected to close in the first quarter of 1998.

    Due to a sharp increase in Barnett's stock price during the quarter, the company recorded a $72.2 million pre-tax charge related to expense associated with certain stock options previously issued under the company's stock option plan. These options are subject to variable accounting treatment, and an expense is recognized for any stock price appreciation.

    The company will also experience an increase in weighted average common shares outstanding because of a higher level of common stock equivalents outstanding and the halting of its share repurchase program in anticipation of the pending merger.

    Shareholder approval of the merger would result in a "change in control" as defined in certain of Barnett's compensation and benefit plans. As a result, upon shareholder approval of the merger, Barnett will recognize expense associated with the accelerated vesting of benefits under several benefit Plans, including stock options and restricted stock granted under Barnett's Long Term Incentive Plan and payments under Barnett's Supplemental Executive Retirement Plan. Barnett presently estimates that the pre-tax expense to be recorded in the fourth quarter of 1997 upon shareholder approval of the merger


TABLE 2 INTEREST RATE SENSITIVITY ANALYSIS

                                                                                                            NON-RATE
                                                                                                            SENSITIVE
                                                      0-30       31-90     91-180     181-365      1-5      AND OVER
SEPTEMBER 30, 1997--DOLLARS IN MILLIONS               DAYS       DAYS       DAYS       DAYS       YEARS    FIVE YEARS     TOTAL
--------------------------------------------------  ---------  ---------  ---------  ---------  ---------  -----------  ---------
Commercial, financial and agricultural............  $   4,075  $     194  $     136  $     214  $     828   $     231   $   5,678
Real estate construction..........................        854          7          3          6          9           1         880
Commercial mortgages..............................        791         86         85        168        444          55       1,629
Residential mortgages.............................      1,017      1,199      1,495      2,594      2,216         931       9,452
Installment.......................................      2,031      1,242      1,091      1,820      4,657         131      10,972
Other loans.......................................      1,747         --         --         --        470           7       2,224
                                                    ---------  ---------  ---------  ---------  ---------  -----------  ---------
    Total loans(1)................................     10,515      2,728      2,810      4,802      8,624       1,356      30,835
Securities(1).....................................        285        397        851        693      1,587         298       4,111
Federal funds sold and securities purchased under
  agreements to resell............................        164         --         --         --         --          --         164
                                                    ---------  ---------  ---------  ---------  ---------  -----------  ---------
    Total earning assets..........................  $  10,964  $   3,125  $   3,661  $   5,495  $  10,211   $   1,654   $  35,110
                                                    ---------  ---------  ---------  ---------  ---------  -----------  ---------
                                                    ---------  ---------  ---------  ---------  ---------  -----------  ---------
NOW and money market accounts(1)..................  $   4,603                        $      76  $     474   $   6,742   $  11,895
Savings deposits(1)...............................        572                               54        102       2,092       2,820
Time deposits.....................................      1,609  $   2,023  $   2,588      2,479      3,149          67      11,915
                                                    ---------  ---------  ---------  ---------  ---------  -----------  ---------
    Total interest-bearing deposits...............      6,784      2,023      2,588      2,609      3,725       8,901      26,630
Short-term borrowings.............................      2,826         --         --         --         --          --       2,826
Long-term debt....................................         27        277        127         77        562         749       1,819
                                                    ---------  ---------  ---------  ---------  ---------  -----------  ---------
    Total interest-bearing liabilities............  $   9,637  $   2,300  $   2,715  $   2,686  $   4,287   $   9,650   $  31,275
                                                    ---------  ---------  ---------  ---------  ---------  -----------  ---------
                                                    ---------  ---------  ---------  ---------  ---------  -----------  ---------
Gap before interest rate swaps....................  $   1,327  $     825  $     946  $   2,809  $   5,924   $  (7,996)
Interest rate swaps...............................     (1,210)    (2,175)       850        150      2,400         (15)
                                                    ---------  ---------  ---------  ---------  ---------  -----------  ---------
Interest rate sensitivity gap adjusted for
  interest rate swaps.............................        117     (1,350)     1,796      2,959      8,324      (8,011)
Cumulative adjusted interest rate sensitivity
  gap.............................................        117     (1,233)       563      3,522     11,846
Cumulative adjusted gap as a percentage of earning
  assets:
  September 30, 1997..............................        .33%     (3.51)%     1.60%     10.03%     33.74%
  September 30, 1996(2)...........................      (5.96)     (8.74)     (8.09)      2.50      51.55
                                                    ---------  ---------  ---------  ---------  ---------  -----------  ---------
                                                    ---------  ---------  ---------  ---------  ---------  -----------  ---------

------------------------

(1) Management adjustments reflect the company's estimate of the effects of early principal repayments on residential and other amortizing loans and securities and the anticipated repricing sensitivity of non-maturity deposit products. Historically, balances on non-maturity deposit accounts have remained relatively stable despite changes in market interest rates. Management has classified certain of these accounts as non-rate sensitive based on management's historical pricing practices and runoff experience. Approximately 57% of the NOW and money market account balances, and approximately 74% of the savings account balances, are classified as non-rate sensitive.

(2) In 1997, management changed certain assumptions used to estimate the anticipated repricing sensitivity of non-maturity deposit products considered to be non-rate sensitive. Prior year amounts have been restated to give effect to the change.

TABLE 3 DERIVATIVE FINANCIAL INSTRUMENTS

                                                                                  WEIGHTED AVERAGE INTEREST RATE
                                                                          ----------------------------------------------    AVERAGE
                                                NOTIONAL    REPLACEMENT     RECEIVE                   PAY                  MATURITY
SEPTEMBER 30--DOLLARS IN MILLIONS                AMOUNT        VALUE        RATE(1)      INDEX      RATE(1)      INDEX     IN YEARS
---------------------------------------------  -----------  ------------  -----------  ---------  -----------  ---------  ----------
1997
Interest rate swaps:
  Basis swap.................................   $      50    $      .21         5.65%      LIBOR        5.17%        CMT         .33
  Generic swaps:
    Receive fixed............................       3,650         12.82         6.09       Fixed        5.68       LIBOR        2.49
    Pay fixed................................          15           .41         5.66       LIBOR        5.90       Fixed       10.92
Interest rate floors.........................         250           .23         6.00(2)    LIBOR          --          --         .26
Options to purchase securities...............           3            --           --          --          --          --         .36
                                               -----------  ------------         ---   ---------         ---   ---------       -----
Total........................................   $   3,968    $    13.67         6.07%                   5.68%         --        2.35
                                               -----------  ------------         ---   ---------         ---   ---------       -----
                                               -----------  ------------         ---   ---------         ---   ---------       -----
1996
Interest rate swaps:
  Basis swap.................................   $      50    $      .61         5.44%      LIBOR        5.85%        CMT        1.33
  Generic swaps:
    Receive fixed............................       4,025        (23.12)        5.53       Fixed        5.59       LIBOR        1.32
    Pay fixed................................         116           .93         5.73       LIBOR        5.84       Fixed        2.28
Interest rate floors.........................         250          1.03         6.00(2)    LIBOR          --          --        1.25
                                               -----------  ------------         ---   ---------         ---   ---------       -----
Total........................................   $   4,441    $   (20.55)        5.56%                   5.60%                   1.34
                                               -----------  ------------         ---   ---------         ---   ---------       -----
                                               -----------  ------------         ---   ---------         ---   ---------       -----

------------------------

(1) Based upon contractual rates at September 30.

(2) The company receives interest equal to the amount by which LIBOR is less than 6.00%.

will be approximately $250 million. The actual amount of expense will vary based on a number of factors including changes in Barnett's stock price. Because of the factors involved, actual expense recorded may differ from estimated amounts.

                                 EARNING ASSETS

    LOANS. Average loans grew 3%, or $900 million, from a year earlier and $292 million from the second quarter to $31.4 billion. These increases reflect growth in commercial and installment loan balances, partially offset by declines in residential and commercial mortgage outstandings. The increase from a year ago was reduced by the sale of $776 million in non-core credit card accounts to Household in the fourth quarter of 1996.

    Installment loans rose $1.4 billion, or 14%, from the same period last year and $173 million, or an annualized growth rate of 6%, from the second quarter to $11.6 billion. The expansion of indirect automobile lending (loans originated through dealers to consumers purchasing cars) to new markets and increased home equity loan originations through EquiCredit Corporation ("EquiCredit") were the principal factors driving installment loan growth. The volume of automobile loans, the largest component of installment loans, is dependent upon new and used automobile sales, which can vary depending on economic conditions and other factors.

    Residential mortgage loans fell 4%, or $406 million, from last year and $73 million from the second quarter to $9.6 billion. These reductions reflect management's decision to utilize the liquidity from amortizing residential mortgages to fund growth in loan categories with higher risk-adjusted rates of return. At the end of the third quarter, 77% of the residential loan portfolio consisted of adjustable-rate mortgages which reprice annually based on a spread over the one-year Constant Maturity Treasury index. This repricing is limited by annual and lifetime caps.

    Commercial loans grew 12% from last year and at an annualized rate of 7% from the second quarter to $5.6 billion. Commercial real estate loans decreased 11% from a year earlier and $24 million from the second quarter to $2.5 billion.

    Bank card outstandings fell 29%, or $526 million, from last year, but increased $69 million from the second quarter to $1.3 billion. The reduction from last year reflects the sale of non-core credit card outstandings during the fourth quarter of 1996. The growth from the second quarter primarily reflects purchases of certain Florida/Georgia receivables from Household.

    INVESTMENT SECURITIES AND OTHER EARNING ASSETS. The company's $4.5 billion securities portfolio, with an average life of 2.23 years, consists primarily of AAA or equivalently rated securities. U.S. Treasury securities comprised 41% of the portfolio at September 30. Average securities fell $642 million, or 12%, from the same period last year and $434 million from last quarter, reflecting the use of proceeds from maturing securities to fund growth in higher yielding earning assets.

    At September 30, the available-for-sale securities portfolio had a $21.8 million pre-tax unrealized gain compared to a $1.8 million pre-tax unrealized gain at September 30, 1996 and a $10.0 million pre-tax unrealized loss at June 30, 1997. These unrealized gains/losses do not impact net income or regulatory capital but are recorded as adjustments to shareholders' equity on an after-tax basis. The adjustments to

TABLE 4 CHANGE IN NET INTEREST INCOME

                                                                        THREE MONTHS                   NINE MONTHS
                                                             -----------------------------------  ----------------------
                                                                  CHANGE FROM                          CHANGE FROM
                                                                 PREVIOUS YEAR                        PREVIOUS YEAR
                                                                    DUE TO:                              DUE TO:
FOR THE PERIODS ENDED SEPTEMBER 30, 1997--                   ----------------------     TOTAL     ----------------------    TOTAL
  DOLLARS IN MILLIONS--TAXABLE-EQUIVALENT                      VOLUME      RATE(1)      CHANGE      VOLUME       RATE(1)    CHANGE
-----------------------------------------------------------  ---------  -----------  -----------  ---------  -----------  ---------
Interest income:
  Loans..................................................... $    12.2   $    21.0    $    33.2   $    16.3   $    25.2   $    41.5
  Taxable securities........................................      (9.5)        1.2         (8.3)      (14.7)        4.9        (9.8)
  Tax-free securities.......................................       (.9)        (.9)        (1.8)       (3.8)       (1.3)       (5.1)
  Federal funds sold and securities purchased under
   agreements to resell.....................................       (.4)         .1          (.3)       (5.9)         .1        (5.8)
                                                             ---------       -----        -----   ---------       -----   ---------
    Total interest income...................................       1.4        21.4         22.8        (8.1)       28.9        20.8
                                                             ---------       -----        -----   ---------       -----   ---------
Interest expense:
  NOW and money market accounts.............................       1.2         4.2          5.4        (2.6)       12.9        10.3
  Savings deposits..........................................      (1.0)       (1.0)        (2.0)       (3.9)       (1.2)       (5.1)
  Certificates of deposit under $100,000....................      (4.4)        2.3         (2.1)       (9.7)        (.3)      (10.0)
  Other time deposits.......................................       (.1)         .6           .5         1.6         (.5)        1.1
                                                             ---------       -----        -----   ---------       -----   ---------
    Total interest-bearing deposits.........................      (4.3)        6.1          1.8       (14.6)       10.9        (3.7)
  Federal funds purchased and securities sold under
    agreements to repurchase................................      14.9         2.6         17.5        45.5         4.0        49.5
  Other short-term borrowings...............................        .8          .1           .9       (17.2)         .6       (16.6)
  Long-term debt............................................      10.8         (.1)        10.7        23.5        (1.1)       22.4
                                                             ---------       -----        -----   ---------       -----   ---------
    Total interest expense..................................      22.2         8.7         30.9        37.2        14.4        51.6
                                                             ---------       -----        -----   ---------       -----   ---------
    Net interest income....................................    $ (20.8)  $    12.7    $    (8.1)  $   (45.3)  $    14.5   $   (30.8)
                                                             ---------       -----        -----   ---------       -----   ---------
                                                             ---------       -----        -----   ---------       -----   ---------


------------------------

(1) Includes changes in interest income and expense not due solely to volume or rate changes.

shareholders' equity at September 30, 1997 also include an unrealized loss on certain servicing assets associated with the company's consumer finance franchise which resulted from the adoption of Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" on January 1, 1997. Adjustments to shareholders' equity at June 30, 1997 for SFAS No. 125 included a $12.0 million pre-tax unrealized loss.

    Federal funds sold and securities purchased under agreements to resell fell $23 million from the same period last year and $195 million from the second quarter, as proceeds from maturities were used to fund growth in higher yielding earning assets.

                       DEPOSITS AND OTHER FUNDING SOURCES

    DEPOSITS. Average deposits of $32.8 billion were $124 million higher than a year ago but $286 million below the second quarter. Transaction, money market and savings account balances increased $480 million from a year ago but decreased $226 million from the second quarter. Certificates of deposit and other time deposit balances fell $356 million from a year ago and slightly during the quarter.

    OTHER FUNDING SOURCES. Average federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings increased $1.2 billion from the same period last year and $486 million during the quarter to $3.7 billion, primarily reflecting increased funding requirements associated with Oxford and the company's consumer lending businesses. Long-term debt increased $573 million from the same period last year, but fell $232 million from the second quarter. The increase from last year reflects the addition of Oxford's long-term debt.

    The company issues commercial paper to fund certain consumer lending activities. As of September 30, Barnett's commercial paper outstandings totaled $312 million compared to $416 million as of September 30, 1996 and $265 million as of June 30, 1997.

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

TABLE 5 OTHER NON-INTEREST EXPENSE

                                                       1997                                      1996
                                        ----------------------------------  ----------------------------------------------
DOLLARS IN THOUSANDS                      THIRD       SECOND      FIRST       FOURTH      THIRD       SECOND      FIRST
--------------------------------------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Advertising and marketing.............  $   18,333  $   16,484  $   18,175  $   10,256  $   11,098  $   12,693  $   13,905
Amortization of intangibles...........      16,610      16,706      11,638      11,731      11,970      13,043      13,440
Communications........................      13,843      12,398      13,663      12,388      11,554      11,416      10,970
Expenses and provision on real estate
  held for sale.......................       2,453       2,375       2,034       3,233       3,696       3,384       2,409
FDIC assessments......................       1,068       1,170       1,628          --       2,545       2,514       2,720
Outside computer services.............      12,473      10,947      13,316      10,737       8,637       8,973       9,739
Postage...............................       6,647       7,162       5,866       6,345       6,147       7,390       6,920
Stationery and supplies...............       8,494       8,985       7,787       7,545       5,936       5,634       5,762
Insurance, taxes and other............      53,689      55,000      51,413      53,895      48,060      56,482      59,729
                                        ----------  ----------  ----------  ----------  ----------  ----------  ----------
    Total.............................  $  133,610  $  131,227  $  125,520  $  116,130  $  109,643  $  121,529  $  125,594
                                        ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                        ----------  ----------  ----------  ----------  ----------  ----------  ----------

interest rate environments may impact these expected prepayments.

    Similarly, an adjustment to deposits is made to reflect the behavioral characteristics of certain core deposits that do not have specified maturities (i.e., interest-bearing checking, savings and money market deposit accounts). The footnote accompanying the table more fully explains the specific adjustments made to the analysis. This interest rate sensitivity analysis indicates that the company was asset sensitive on September 30, with a cumulative six-month positive gap of 1.60%.

    In addition to gap analysis, management uses rate-shock simulation and duration of equity analysis to measure the rate sensitivity of its balance sheet. Rate-shock simulation is a modeling technique used to estimate the impact of changes in rates on the company's net interest margin. Duration of equity measures the change in the market value of the company's equity resulting from a change in interest rates. It is designed to evaluate the economic impact of rate changes for periods that extend beyond the time horizons targeted by gap and rate-shock simulation analyses. These analyses, which consider longer term impacts of rate changes, suggest that Barnett is relatively rate neutral. The company's rate-shock simulation indicates that an instantaneous 100 basis point change in interest rates would have less than a 2% impact on net interest income over a twelve-month period. This simulation is based on the company's business mix, as well as interest rate exposures at a point in time, and includes a parallel shift of the yield curve. It also requires certain assumptions about the future pricing of loans and deposits in response to changes in interest rates. While this simulation is a useful measure of the company's sensitivity to changing rates, it is not a forecast of future results and is based on many assumptions, which are impacted by risks and uncertainties that, if changed, could cause a different outcome.

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

    Barnett controls its interest rate risk by managing the level and duration of certain balance sheet assets and liabilities. The company also uses off-balance-sheet instruments (derivatives) to manage its interest rate sensitivity position. Barnett ensures that both balance-sheet and off-balance-sheet instruments used for asset-liability management purposes are consistent with safe and sound banking practices. The company's derivatives portfolio used for asset-liability management purposes, summarized in Table 3 on page 6, had a notional amount of $4.0 billion at September 30. This portfolio consisted of $3.7 billion of interest rate swaps and $250 million of interest rate floors. The swap portfolio consisted of fixed-term, non-amortizing interest rate swaps, which mature through August 2008. Most of the company's swaps involve receipt of fixed cash flows in exchange for variable (primarily LIBOR-based) cash flows. The purpose of the swaps is to convert cash flows from floating-rate loans to fixed cash flows. These derivatives reduce the sensitivity of the net interest margin to flat or falling interest rates.

    The derivatives portfolio performed as expected during the quarter, as the value of instruments designed to protect the company in a declining rate environment rose in value due to a modest decline in interest rates during the period. The replacement value of the company's derivatives portfolio was a positive $13.7 million at September 30, 1997 compared to a negative $20.6 million on the same date last year and a negative $6.3 million on June 30, 1997.

    The derivatives portfolio, including the amortization of deferred gains on interest rate floors, increased net interest income in the third quarter of 1997 by $8.7 million, representing a 10 basis point increase in the net yield on earning assets. The swap portfolio increased third quarter 1996 net interest income by $1.0 million, representing a 1 basis point increase in the net yield on earning assets.

    Barnett manages the counterparty exposure of its derivatives in a manner consistent with the granting of credit. Any exposure is generally measured by the market replacement value at any point in time. Barnett utilizes collateral exchange agreements with derivatives counterparties in order to control the level of credit exposure to these entities.

                              NET INTEREST INCOME

    Barnett's taxable-equivalent net interest income, which represented 62% of third quarter revenues, was $460.9 million, 2% below last year and slightly above the second quarter. The decrease from last year was primarily due to incremental interest expense associated with funding Oxford's automobiles under operating leases and the net impact of the Household transactions, partially offset by the positive impact of capital securities issued during the fourth quarter of 1996 and the first quarter of 1997. Table 4 on page 7 shows the changes in net interest income by category due to shifts in volume and rate. The net yield on earning assets of 5.09% was down from 5.22% a year earlier, but up from 5.05% in the second quarter. The decrease from last year was partially offset by a change in loan mix from residential mortgages to higher yielding commercial and installment loans. The increase from the second quarter was due to a 10 basis point improvement in the yield on earning assets offset by a 6 basis point increase in the cost of funds supporting earning assets.

                              NON-INTEREST INCOME

    Non-interest income rose 48% from a year ago and 6% from the second quarter to $287.5 million. The increase from last year reflects the addition of Oxford's net rental income and significant growth in consumer finance income. The increase from the second quarter reflects continued growth in consumer finance income.

    Net rental income rose 4%, or $2.0 million, from the second quarter to $47.5 million, reflecting increased automobile leasing production.

    Consumer finance income of $58.8 million represents revenue generated through the company's consumer loan securitizations and related loan servicing. Consumer finance income nearly doubled from the same period a year ago and rose 21% from the second quarter, reflecting continued growth in loan production at the company's home equity and vehicle finance subsidiaries. In the third quarter, the company executed its first automobile loan securitization in addition to its existing home equity loan securitization program.

    Mortgage banking income rose 23%, or $2.7 million, from the second quarter to $14.4 million, primarily reflecting increased production of saleable loans.

    Other service charges and fees rose 20%, or $7.2 million, from last year to $42.6 million, reflecting greater retail fees.

    Brokerage income grew 45% from a year ago and 11% from the second quarter to $15.0 million, primarily reflecting increased sales.

    Credit card discounts and fees fell $1.9 million, or 15%, from last year's third quarter, reflecting the sale of non-core credit card outstandings to Household. Credit card fees rose 17% from the second quarter, reflecting increased transaction volume and the addition of certain Florida/Georgia accounts purchased from Household in the third quarter.

                              NON-INTEREST EXPENSE

    Non-interest expense rose 24%, or $100.1 million, from a year ago and 18%, or $76.1 million, from the second quarter, primarily reflecting the expense associated with certain stock options as a result of the recent sharp appreciation in Barnett's stock price. The increase from last year is also due to the addition of expenses associated with Oxford. Barnett continued to make significant investments in initiatives such as supermarket banking, enhanced electronic delivery, and sales forces and tools aimed at enhancing the company's customer relationships and future revenue.

    Salaries and employee benefits expense of $294.5 million increased $71.6 million from the second quarter and $93.2 million from the same period last year. Excluding the impact of stock options subject to variable accounting treatment, the increase from the second quarter was $9.2 million and $29.4 million from the prior year. The increases reflect continued investment in business expansion initiatives, including the purchase of Oxford. The company had an average of 21,783 full-time equivalent employees in the third quarter, compared to 21,339 during the second quarter and 19,045 a year ago.


TABLE 6 NON-PERFORMING ASSETS

                                                                        1997                             1996
                                                           -------------------------------  -------------------------------
                                                                           PERCENTAGE                       PERCENTAGE
                                                                            OF TOTAL                         OF TOTAL
SEPTEMBER 30--DOLLARS IN THOUSANDS                           AMOUNT      OUTSTANDING(1)       AMOUNT      OUTSTANDING(1)
---------------------------------------------------------  ----------  -------------------  ----------  -------------------
Non-accruing loans:
  Less than 90 days past due.............................  $   25,985             .08%      $   21,111             .07%
  90 days past due.......................................     152,886             .50          163,559             .53
                                                           ----------              --       ----------              --
    Total non-accruing loans.............................     178,871             .58          184,670             .60
Reduced-rate loans.......................................       4,774             .01            7,546             .03
                                                           ----------              --       ----------              --
    Total non-performing loans...........................     183,645             .59          192,216             .63
Real estate held for sale................................      45,591             .15           58,921             .19
                                                           ----------              --       ----------              --
    Total non-performing assets..........................  $  229,236             .74%      $  251,137             .82%
                                                           ----------              --       ----------              --
                                                           ----------              --       ----------              --
Non-performing loans by category:
  Commercial, financial and agricultural.................  $   28,290             .09%      $   35,662             .12%
  Real estate construction...............................       5,854             .02            8,024             .03
  Commercial mortgages...................................      27,660             .09           36,548             .12
  Residential mortgages..................................     121,841             .39          111,982             .36
                                                           ----------              --       ----------              --
    Total................................................  $  183,645             .59%      $  192,216             .63%
                                                           ----------              --       ----------              --
                                                           ----------              --       ----------              --
90 days past due accruals...............................   $   55,078             .18%      $   60,819             .20%
                                                           ----------              --       ----------              --
                                                           ----------              --       ----------              --

------------------------

(1) Before deduction for unearned income.

TABLE 7 LOAN QUALITY INFORMATION

                                                              1997                                   1996
                                                 -------------------------------  ------------------------------------------
DOLLARS IN THOUSANDS                               THIRD     SECOND      FIRST     FOURTH      THIRD     SECOND      FIRST
-----------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net charge-offs (recoveries):
  Commercial, financial and agricultural.......  $   4,649  $   6,072  $   3,300  $     667  $   3,271  $    (740) $    (334)
  Real estate construction.....................         --        (23)       (20)        28        (13)        --       (175)
  Commercial mortgages.........................       (377)    (1,060)       162       (572)    (2,931)    (2,184)    (1,850)
  Residential mortgages........................      2,071      1,764        793      1,129        781        608        508
  Installment..................................     17,784     14,690     19,769     19,672     11,666     12,795     15,428
  Bank card....................................     12,659     13,053      6,756      6,260     31,186     28,254     26,797
  Credit lines.................................      1,396      1,552      1,015      1,252      1,133        711      1,031
                                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total net charge-offs......................  $  38,182  $  36,048  $  31,775  $  28,436  $  45,093  $  39,444  $  41,405
                                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross charge-offs..............................  $  49,129  $  44,119  $  39,850  $  43,278  $  61,037  $  53,284  $  51,500
Allowance for loan losses......................    483,249    481,965    477,188    476,709    507,109    506,892    506,315
Non-performing loans...........................    183,645    175,192    184,071    190,425    192,216    192,711    181,382
Non-performing assets..........................    229,236    226,881    233,400    233,980    251,137    251,969    244,638
Non-performing asset ratio.....................        .74%       .73%       .76%       .77%       .82%       .82%       .80%
Net charge-offs to average loans
  (annualized).................................        .49        .46        .42        .38        .59        .52        .55
Allowance to non-performing loans..............        263        275        259        250        264        263        279
Allowance to period-end loans..................       1.57       1.56       1.55       1.58       1.66       1.66       1.67
                                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------

    Net occupancy expense increased $4.2 million from last year and slightly from the second quarter. Furniture and equipment expense increased $3.3 million from last year and $1.5 million from the second quarter. Excluding the SAIF assessment, other expense increased 22%, or $24.0 million, from last year and $2.4 million from the second quarter. The increase from last year was primarily due to the addition of expenses associated with Oxford and the company's continued investment in strategic initiatives designed to increase future revenue. Other expense for the past seven quarters is shown in Table 5.

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

                                 ASSET QUALITY

    RISK ELEMENTS. As shown in Table 6 on page 9, non-performing assets were $229 million on September 30, or .74% of outstandings. By comparison, non-performing assets stood at $251 million, or .82% of outstandings, on the same date last year, and $227 million, or .73% of outstandings, on June 30, 1997.

    Borrower experience and financial capacity are critical factors in underwriting and approving all loan requests. Barnett's commercial real estate loan policies generally require a maximum loan-to-value ratio of 75%. Barnett has reduced its exposure to commercial real estate from a high of 28% of loans in 1988 to 8% at September 30. The commercial loan portfolio, representing 18% of total loans, is not concentrated in any single industry but reflects the broad-based economies in Florida and southern Georgia.

    Barnett's residential loans generally are secured by 1-4 family homes, conform to federal agency underwriting standards and have a maximum loan-to-value ratio of 80% unless they are protected by mortgage insurance. At September 30, 4.72% of residential loans were 30 days or more past due compared to 4.57% a year earlier and 4.55% at June 30, 1997. At the end of the third quarter, 1.29% of residential loans were non-performing compared to 1.15% a year earlier and 1.21% on June 30, 1997. The loss ratio in this portfolio was 9 basis points in the third quarter. At September 30, the percentage of installment loans 30 days or more past due was 1.51% compared to 1.35% a year earlier and 1.28% at June 30.

    Barnett's installment loan portfolio consists primarily of loans secured by new and used automobiles (61%), home equity loans (20%), government-guaranteed student loans (15%) and other secured loans (2%). The remaining 2% of installment loans are unsecured.

    At September 30, the percentage of bank card outstandings 30 days or more past due was 3.44%, up from 3.35% in the second quarter, but down from 4.04% a year earlier.

    Net Charge-Offs. As shown in Table 7, net charge-offs declined 15% from a year earlier to $38.2 million due to reduced losses on credit card loans. Net charge-offs rose $2.1 million from the second quarter, reflecting increased installment losses partially offset by reduced commercial loan losses. Bank card net charge-offs were $18.5 million lower than the same period last year, as a result of the sale of $776 million of non-core credit card receivables, and were slightly lower than the second quarter. Credit card charge-offs represented 4.0% of outstandings. Installment loan net charge-offs were up by $3.1 million from the second quarter while commercial loan net charge-offs were down $1.4 million.

    Total net charge-offs in the third quarter represented an annualized .49% of average outstandings, compared to .46% in the second quarter and .59% for the same period last year.

    Provision/Allowance for Loan Losses. Barnett's provision expense in the third quarter was $38.4 million,

TABLE 8 CAPITAL RATIOS

SEPTEMBER 30--DOLLARS IN MILLIONS                                                               1997       1996
--------------------------------------------------------------------------------------------  ---------  ---------
Tier I capital..............................................................................  $   3,333  $   2,740
Total risk-based capital....................................................................      4,326      3,713
Total risk-adjusted assets..................................................................     34,110     30,995
--------------------------------------------------------------------------------------------  ---------  ---------


Tier I capital ratio........................................................................       9.77%      8.84%
Total risk-based capital ratio..............................................................      12.68      11.98
Tier I leverage ratio.......................................................................       7.82       6.84
--------------------------------------------------------------------------------------------  ---------  ---------

compared to $44.9 million in last year's third quarter and $36.2 million in the second quarter. At September 30, the allowance for loan losses stood at $483 million, or 1.57% of period-end loans. The ratio of the allowance for loan losses to non-performing loans was 263% at September 30, compared to 264% a year earlier and 275% in the second quarter. The allowance for loan losses is based on such factors as the company's mix of loans, historical and expected loss experience and the overall economic environment. Management considers the allowance appropriate and adequate to cover potential losses inherent in the loan portfolio based, in part, on the current composition of the loan portfolio, credit quality trends and the economic environment.

                                     TAXES

    Barnett's income tax expense in interim reporting periods is determined by estimating the combined federal and state effective tax rate for the year and applying this rate to taxable income. The company's effective tax rate for 1997 is expected to be 35% compared with 38% for 1996, primarily due to increased income exempt from tax and a reduction of the effective state income tax rate.

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

    In addition to deposits, Barnett has many other sources of liquidity, including proceeds from maturing securities and loans, the sale of securities, asset securitization and other non-relationship funding sources, such as senior or subordinated debt, bank notes, commercial paper and wholesale purchased funds.

    The high proportion of residential and installment loans on Barnett's balance sheet provides it with an exceptional amount of contingent liquidity through the conventional securitization programs that exist today.

    The company has a commercial paper program to provide funding for certain consumer lending operations. This facility is supported by $760 million in back-up lines of credit. At September 30, there was $260 million in borrowings under these lines.

    As of September 30, the company had $1.4 billion in debt and preferred stock available under existing shelf registrations with the Securities and Exchange Commission. Management believes that the level of liquidity is sufficient to meet current and future funding requirements.

                                    CAPITAL

    At September 30, shareholders' equity totaled $3.5 billion. The company had
196.9 million fully diluted shares outstanding compared to 194.9 million last year and 196.5 million in the second quarter. Barnett declared a $.31 per share dividend for the third quarter.

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

    As Table 8 shows, Barnett exceeded these capital guidelines on September 30, with a Tier I capital ratio of 9.77% and a total risk-based capital ratio of 12.68%.

    In addition, a leverage ratio is used in connection with the risk-based capital standards and is defined as Tier I capital divided by average assets for the most recent quarter. The minimum leverage ratio under this standard is 3% for the highest-rated bank holding companies which are not undertaking significant expansion programs. An additional 1% to 2% may be required for other companies, depending upon their regulatory ratings and expansion plans. On September 30, Barnett's leverage ratio was 7.82%, up 98 basis points from a year earlier.
--------------------------------------------------------------------------------

    Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

    This report contains forward-looking statements within the meaning of the federal securities laws such as interest rate sensitivity projections, revenue and expense trends, and long-term objectives. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

QUARTERLY AVERAGE BALANCES, YIELDS AND RATES
  CONSOLIDATED--BARNETT BANKS, INC. AND SUBSIDIARIES

                                                            1997
                                -------------------------------------------------------------
                                            THIRD                          SECOND
                                -----------------------------   -----------------------------
                                                      AVERAGE                         AVERAGE
DOLLARS IN                      AVERAGE                YIELD    AVERAGE                YIELD
  MILLIONS--TAXABLE-EQUIVALENT  BALANCE    INTEREST   OR RATE   BALANCE    INTEREST   OR RATE
------------------------------  --------   --------   -------   --------   --------   -------

ASSETS
Loans:(1)
  Commercial, financial and
    agricultural..............  $ 5,555     $120.7      8.62%   $ 5,459     $115.3      8.47%
  Real estate construction....      857       20.7      9.55        807       19.4      9.62
  Commercial mortgages........    1,671       39.1      9.29      1,745       40.3      9.26
  Residential mortgages.......    9,600      189.2      7.88      9,673      189.7      7.85
  Installment.................   11,613      265.1      9.06     11,440      258.1      9.05
  Bank card...................    1,267       46.7     14.64      1,198       44.7     14.97
  Credit lines................      884       21.4      9.61        833       20.3      9.78
                                --------   --------   -------   --------   --------   -------
    Total loans, net of
     unearned income..........   31,447      705.1      8.92     31,155      687.2      8.84
                                --------   --------   -------   --------   --------   -------
Securities:(2)
  Taxable.....................    4,379       69.6      6.33      4,805       76.0      6.33
  Tax-free....................      140        3.2      9.05        148        3.8     10.36
                                --------   --------   -------   --------   --------   -------
    Total securities..........    4,519       72.8      6.42      4,953       79.8      6.45
                                --------   --------   -------   --------   --------   -------
Federal funds sold and
  securities purchased under
  agreements to resell........      112        1.5      5.54        307        4.3      5.56
                                --------   --------   -------   --------   --------   -------
    Total earning assets......   36,078     $779.4      8.59%    36,415     $771.3      8.49%
                                --------   --------   -------   --------   --------   -------
Cash..........................    1,876                           2,000
Other assets..................    6,205                           5,709
Allowance for loan losses.....     (484)                           (485)
                                --------   --------   -------   --------   --------   -------
    Total assets..............  $43,675                         $43,639
                                --------   --------   -------   --------   --------   -------
                                --------   --------   -------   --------   --------   -------
LIABILITIES, MINORITY INTEREST
  AND EQUITY
NOW and money market
  accounts....................  $11,921     $ 64.8      2.16%   $12,047     $ 63.8      2.12%
Savings deposits..............    2,840       11.4      1.58      2,894       12.5      1.73
Certificates of deposit under
  $100,000....................    9,447      120.4      5.06      9,557      120.0      5.04
Other time deposits...........    2,639       36.2      5.44      2,589       34.9      5.40
                                --------   --------   -------   --------   --------   -------
    Total interest-bearing
     deposits.................   26,847      232.8      3.44     27,087      231.2      3.42
Federal funds purchased and
  securities sold under
  agreements to repurchase....    3,206       44.5      5.50      2,774       37.3      5.39
Other short-term borrowings...      496        7.5      6.04        442        6.5      5.87
Long-term debt................    1,801       33.7      7.49      2,033       37.4      7.36
                                --------   --------   -------   --------   --------   -------
    Total interest-bearing
     liabilities..............   32,350     $318.5      3.91%    32,336     $312.4      3.87%
Demand deposits...............    5,950                           5,996
Other liabilities.............    1,085                           1,083
Minority interest.............      750                             750
Preferred equity..............       --                              --
Common equity.................    3,540                           3,474
                                --------   --------   -------   --------   --------   -------
    Total liabilities, minority
     interest and equity......  $43,675                         $43,639
                                --------   --------   -------   --------   --------   -------
                                --------   --------   -------   --------   --------   -------
SPREAD AND NET YIELD
Interest rate spread..........                          4.68%                           4.62%
Cost of funds supporting
  earning assets..............                          3.50                            3.44
Net yield on earning assets...              $460.9      5.09                $458.9      5.05
                                --------   --------   -------   --------   --------   -------
                                --------   --------   -------   --------   --------   -------

                                            1997                            1996
                                -----------------------------   -----------------------------

                                            FIRST                          FOURTH
                                -----------------------------   -----------------------------
                                                      AVERAGE                         AVERAGE
DOLLARS IN                      AVERAGE                YIELD    AVERAGE                YIELD
  MILLIONS--TAXABLE-EQUIVALENT  BALANCE    INTEREST   OR RATE   BALANCE    INTEREST   OR RATE
------------------------------  --------   --------   -------   --------   --------   -------
ASSETS
Loans:(1)
  Commercial, financial and
    agricultural..............  $ 5,347     $110.8      8.41%   $ 5,158     $107.6      8.29%
  Real estate construction....      817       19.4      9.63        817       19.9      9.69
  Commercial mortgages........    1,816       40.2      8.97      1,943       43.2      8.83
  Residential mortgages.......    9,726      189.0      7.77      9,865      190.0      7.70
  Installment.................   10,936      242.7      9.00     10,596      240.3      9.02
  Bank card...................    1,081       41.0     15.38      1,046       39.0     14.85
  Credit lines................      803       19.3      9.72        781       18.8      9.62
                                --------   --------   -------   --------   --------   -------
    Total loans, net of
     unearned income..........   30,526      659.6      8.73     30,206      656.3      8.66
                                --------   --------   -------   --------   --------   -------
Securities:(2)
  Taxable.....................    4,937       78.0      6.36      4,863       78.4      6.44
  Tax-free....................      156        4.3     11.17        160        4.7     11.53
                                --------   --------   -------   --------   --------   -------
    Total securities..........    5,093       82.3      6.50      5,023       83.1      6.60
                                --------   --------   -------   --------   --------   -------
Federal funds sold and
  securities purchased under
  agreements to resell........      581        7.7      5.38        322        4.4      5.48
                                --------   --------   -------   --------   --------   -------
    Total earning assets......   36,200     $749.6      8.36%    35,551     $743.8      8.34%
                                --------   --------   -------   --------   --------   -------
Cash..........................    2,132                           2,172
Other assets..................    3,482                           3,411
Allowance for loan losses.....     (477)                           (480)
                                --------   --------   -------   --------   --------   -------
    Total assets..............  $41,337                         $40,654
                                --------   --------   -------   --------   --------   -------
                                --------   --------   -------   --------   --------   -------
LIABILITIES, MINORITY INTEREST
  AND EQUITY
NOW and money market
  accounts....................  $12,040     $ 61.7      2.08%   $11,806     $ 60.8      2.05%
Savings deposits..............    2,947       12.6      1.73      2,970       12.9      1.73
Certificates of deposit under
  $100,000....................    9,639      118.6      4.99      9,812      123.3      5.00
Other time deposits...........    2,511       33.0      5.34      2,508       33.7      5.34
                                --------   --------   -------   --------   --------   -------
    Total interest-bearing
     deposits.................   27,137      225.9      3.38     27,096      230.7      3.39
Federal funds purchased and
  securities sold under
  agreements to repurchase....    1,860       23.0      5.01      1,690       21.8      5.12
Other short-term borrowings...      289        4.2      5.94        471        6.7      5.69
Long-term debt................    1,221       22.5      7.35      1,227       22.7      7.40
                                --------   --------   -------   --------   --------   -------
    Total interest-bearing
     liabilities..............   30,507     $275.6      3.66%    30,484     $281.9      3.68%
Demand deposits...............    6,001                           5,626
Other liabilities.............    1,120                             993
Minority interest.............      697                             179
Preferred equity..............       --                              --
Common equity.................    3,012                           3,372
                                --------   --------   -------   --------   --------   -------
     Total liabilities,
       minority  interest
       and equity.............  $41,337                         $40,654
                                --------   --------   -------   --------   --------   -------
                                --------   --------   -------   --------   --------   -------
SPREAD AND NET YIELD
Interest rate spread..........                          4.70%                           4.66%
Cost of funds supporting
  earning assets..............                          3.08                            3.16
Net yield on earning assets...              $474.0      5.28                $461.9      5.18
                                --------   --------   -------   --------   --------   -------
                                --------   --------   -------   --------   --------   -------

                                                            1996
                                -------------------------------------------------------------

                                            THIRD                          SECOND
                                -----------------------------   -----------------------------
                                                      AVERAGE                         AVERAGE
DOLLARS IN                      AVERAGE                YIELD    AVERAGE                YIELD
  MILLIONS--TAXABLE-EQUIVALENT  BALANCE    INTEREST   OR RATE   BALANCE    INTEREST   OR RATE
------------------------------  --------   --------   -------   --------   --------   -------
ASSETS
Loans:(1)
  Commercial, financial and
    agricultural..............  $ 4,963     $103.3      8.28%   $ 4,873     $100.8      8.32%
  Real estate construction....      805       19.9      9.84        795       19.8     10.02
  Commercial mortgages........    2,028       44.8      8.79      2,078       46.1      8.92
  Residential mortgages.......   10,006      191.4      7.65     10,303      200.5      7.79
  Installment.................   10,188      226.3      8.84      9,813      216.3      8.86
  Bank card...................    1,793       69.4     15.40      1,746       68.0     15.67
  Credit lines................      764       18.8      9.78        756       18.6      9.87
                                --------   --------   -------   --------   --------   -------
    Total loans, net of
     unearned income..........   30,547      671.9      8.76     30,364      667.3      8.83
                                --------   --------   -------   --------   --------   -------
Securities:(2)
  Taxable.....................    4,986       77.9      6.23      5,084       79.6      6.28
  Tax-free....................      175        5.0     11.60        196        5.6     11.36
                                --------   --------   -------   --------   --------   -------
    Total securities..........    5,161       82.9      6.41      5,280       85.2      6.47
                                --------   --------   -------   --------   --------   -------
Federal funds sold and
  securities purchased under
  agreements to resell........      135        1.8      5.33        689        9.2      5.35
                                --------   --------   -------   --------   --------   -------
    Total earning assets......   35,843     $756.6      8.41%    36,333     $761.7      8.42%
                                --------   --------   -------   --------   --------   -------
Cash..........................    1,979                           1,926
Other assets..................    3,336                           3,365
Allowance for loan losses.....     (507)                           (507)
                                --------   --------   -------   --------   --------   -------
    Total assets..............  $40,651                         $41,117
                                --------   --------   -------   --------   --------   -------
                                --------   --------   -------   --------   --------   -------
LIABILITIES, MINORITY INTEREST
  AND EQUITY
NOW and money market
  accounts....................  $11,683     $ 59.4      2.02%   $12,268     $ 58.7      1.93%
Savings deposits..............    3,075       13.4      1.73      3,213       13.8      1.73
Certificates of deposit under
  $100,000....................    9,799      122.5      4.98      9,747      120.8      4.98
Other time deposits...........    2,643       35.7      5.38      2,570       34.3      5.36
                                --------   --------   -------   --------   --------   -------
    Total interest-bearing
     deposits.................   27,200      231.0      3.38     27,798      227.6      3.29
Federal funds purchased and
  securities sold under
  agreements to repurchase....    2,075       27.0      5.17      1,215       15.0      4.96
Other short-term borrowings...      443        6.6      5.90      1,045       14.1      5.42
Long-term debt................    1,228       23.0      7.51      1,337       24.7      7.40
                                --------   --------   -------   --------   --------   -------
    Total interest-bearing
     liabilities..............   30,946     $287.6      3.70%    31,395     $281.4      3.60%
Demand deposits...............    5,473                           5,688
Other liabilities.............      921                             735
Minority interest.............       --                              --
Preferred equity..............       --                               1
Common equity.................    3,311                           3,298
                                --------   --------   -------   --------   --------   -------
     Total liabilities,
       minority interest
       and equity.............  $40,651                         $41,117
                                --------   --------   -------   --------   --------   -------
                                --------   --------   -------   --------   --------   -------
SPREAD AND NET YIELD
Interest rate spread..........                          4.71%                           4.82%
Cost of funds supporting
  earning assets..............                          3.19                            3.12
Net yield on earning assets...              $469.0      5.22                $480.3      5.30
                                --------   --------   -------   --------   --------   -------
                                --------   --------   -------   --------   --------   -------

                                            1996
                                -----------------------------

                                            FIRST
                                -----------------------------
                                                      AVERAGE
DOLLARS IN                      AVERAGE                YIELD
  MILLIONS--TAXABLE-EQUIVALENT  BALANCE    INTEREST   OR RATE
------------------------------  --------   --------   -------
ASSETS
Loans:(1)
  Commercial, financial and
    agricultural..............  $ 4,821     $ 99.5      8.30%
  Real estate construction....      826       20.9     10.15
  Commercial mortgages........    2,155       47.8      8.92
  Residential mortgages.......   10,729      211.4      7.88
  Installment.................    9,301      206.0      8.91
  Bank card...................    1,756       68.0     15.56
  Credit lines................      759       19.0     10.08
                                --------   --------   -------
    Total loans, net of
     unearned income..........   30,347      671.2      8.88
                                --------   --------   -------
Securities:(2)
  Taxable.....................    4,992       75.9      6.09
  Tax-free....................      209        5.8     11.18
                                --------   --------   -------
    Total securities..........    5,201       81.7      6.29
                                --------   --------   -------
Federal funds sold and
  securities purchased under
  agreements to resell........      613        8.3      5.44
                                --------   --------   -------
    Total earning assets......   36,161     $761.2      8.45%
                                --------   --------   -------
Cash..........................    1,980
Other assets..................    3,501
Allowance for loan losses.....     (506)
                                --------   --------   -------
    Total assets..............  $41,136
                                --------   --------   -------
                                --------   --------   -------
LIABILITIES, MINORITY INTEREST
  AND EQUITY
NOW and money market
  accounts....................  $12,599     $ 61.9      1.97%
Savings deposits..............    3,310       14.4      1.75
Certificates of deposit under
  $100,000....................    9,867      125.7      5.12
Other time deposits...........    2,408       33.0      5.52
                                --------   --------   -------
    Total interest-bearing
     deposits.................   28,184      235.0      3.35
Federal funds purchased and
  securities sold under
  agreements to repurchase....    1,046       13.3      5.14
Other short-term borrowings...      942       14.1      6.00
Long-term debt................    1,242       23.5      7.56
                                --------   --------   -------
    Total interest-bearing
     liabilities..............   31,414     $285.9      3.66%
Demand deposits...............    5,661
Other liabilities.............      748
Minority interest.............       --
Preferred equity..............       97
Common equity.................    3,216
                                --------   --------   -------
    Total liabilities,
     minority interest
     and equity...............  $41,136
                                --------   --------   -------
                                --------   --------   -------
SPREAD AND NET YIELD
Interest rate spread..........                          4.79%
Cost of funds supporting
  earning assets..............                          3.18
Net yield on earning assets...              $475.3      5.27
                                --------   --------   -------
                                --------   --------   -------

------------------------

(1) Income on non-accruing loans is recognized on a cash basis. Interest income on individual loan categories is at contractual rates, while total loan interest income is net of reversals of interest on non-accruing loans.

(2) Average yields on investment securities available for sale have been calculated on amortized cost.

STATEMENTS OF FINANCIAL CONDITION
CONSOLIDATED--BARNETT BANKS, INC. AND SUBSIDIARIES

                                                                              SEPTEMBER 30           DECEMBER 31
                                                                              (UNAUDITED)             (AUDITED)
                                                                      ----------------------------  -------------
DOLLARS IN THOUSANDS                                                      1997           1996           1996
-----------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks.............................................  $   2,297,164  $   2,506,182  $   2,781,146
Federal funds sold and securities purchased under agreements to
  resell............................................................          1,500          5,400          2,500
Investment securities available for sale............................      4,003,178      4,965,286      5,031,123
Investment securities held to maturity (fair value $116,384,
  $159,251 and $139,999)............................................        107,428        148,840        129,595
Loans...............................................................     30,915,583     30,674,212     30,297,954
Less: Allowance for loan losses.....................................       (483,249)      (507,109)      (476,709)
      Unearned income...............................................        (80,883)       (36,252)       (45,430)
-----------------------------------------------------------------------------------------------------------------
    Net loans.......................................................     30,351,451     30,130,851     29,775,815
Assets under operating leases.......................................      1,949,465             --             --
Premises and equipment..............................................      1,188,411      1,109,089      1,135,644
Intangible assets...................................................      1,102,293        603,996        592,142
Other assets........................................................      2,218,439      1,801,227      1,783,410
-----------------------------------------------------------------------------------------------------------------
     Total assets...................................................  $  43,219,329  $  41,270,871  $  41,231,375
-----------------------------------------------------------------------------------------------------------------
Liabilities
Demand deposits.....................................................  $   6,289,819  $   5,788,432  $   6,528,006
NOW and money market accounts.......................................     11,895,498     11,633,848     12,163,289
Savings deposits....................................................      2,819,603      3,005,363      2,938,243
Certificates of deposit under $100,000..............................      9,264,961     10,296,245      9,708,311
Other time deposits.................................................      2,649,776      2,514,234      2,482,409
-----------------------------------------------------------------------------------------------------------------
    Total deposits..................................................     32,919,657     33,238,122     33,820,258
Short-term borrowings:
  Federal funds purchased and securities sold under agreements to
    repurchase......................................................      2,513,235      2,037,646      1,265,837
  Commercial paper..................................................        311,769        416,440         42,297
  Other short-term borrowings.......................................          1,297          1,541          1,233
Other liabilities...................................................      1,262,790      1,026,855      1,004,890
Long-term debt......................................................      1,819,316      1,227,499      1,226,529
-----------------------------------------------------------------------------------------------------------------
    Total liabilities...............................................     38,828,064     37,948,103     37,361,044
-----------------------------------------------------------------------------------------------------------------
Minority Interest
Company obligated mandatorily redeemable securities of trusts
  holding solely parent debentures..................................        750,000             --        500,000

Shareholders' Equity
Preferred stock, $.10 par value, 20,000,000 shares authorized;
  8,489, 10,587 and 8,489 shares outstanding........................            212            265            212
Common stock, $2 par value, 400,000,000 shares authorized;
  192,870,753, 191,124,776 and 189,668,922 shares outstanding.......        401,742        382,250        395,338
Contributed capital.................................................        539,638        293,423        220,041
Net unrealized gain (loss) on investment securities available for
  sale and certain other financial assets...........................         13,196          1,149          8,187
Retained earnings...................................................      2,741,597      2,710,187      2,808,749
Less: Employee stock ownership plan obligation, collateralized by
      3,414,227, 3,995,654 and 3,852,556 shares.....................        (55,120)       (64,506)       (62,196)
-----------------------------------------------------------------------------------------------------------------
    Total shareholders' equity......................................      3,641,265      3,322,768      3,370,331
-----------------------------------------------------------------------------------------------------------------
    Total liabilities, minority interest and shareholders' equity...  $  43,219,329  $  41,270,871  $  41,231,375
-----------------------------------------------------------------------------------------------------------------

The accompanying Notes to Financial Statements are an integral part of these financial statements.

STATEMENTS OF INCOME
CONSOLIDATED--BARNETT BANKS, INC. AND SUBSIDIARIES

                                                              THREE MONTHS                  NINE MONTHS
                                                      ----------------------------  ----------------------------
FOR THE PERIODS ENDED SEPTEMBER 30--DOLLARS IN
  THOUSANDS (UNAUDITED)                                   1997           1996           1997           1996
----------------------------------------------------------------------------------------------------------------
Interest Income
Loans...............................................  $     702,295  $     669,455  $   2,044,970  $   2,002,884
Investment securities...............................         72,145         81,078        231,659        243,689
Federal funds sold and securities purchased under
  agreements to resell..............................          1,559          1,803         13,515         19,268
----------------------------------------------------------------------------------------------------------------
    Total interest income...........................        775,999        752,336      2,290,144      2,265,841
----------------------------------------------------------------------------------------------------------------
Interest Expense
Deposits............................................        232,763        231,007        689,897        693,566
Federal funds purchased and securities sold under
  agreements to repurchase..........................         44,464         26,951        104,685         55,298
Other short-term borrowings.........................          7,550          6,569         18,242         34,726
Long-term debt......................................         33,715         23,052         93,548         71,241
----------------------------------------------------------------------------------------------------------------
    Total interest expense..........................        318,492        287,579        906,372        854,831
----------------------------------------------------------------------------------------------------------------
    Net interest income.............................        457,507        464,757      1,383,772      1,411,010
Provision for loan losses...........................         38,382         44,913        106,327        125,955
----------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan
  losses............................................        419,125        419,844      1,277,445      1,285,055
----------------------------------------------------------------------------------------------------------------
Non-Interest Income
Service charges on deposit accounts.................         59,893         59,559        185,936        175,492
Consumer finance income.............................         58,806         30,355        149,012         86,144
Net rental income...................................         47,539             --         93,035             --
Trust income........................................         21,330         19,665         62,694         61,441
Credit card discounts and fees......................         10,721         12,616         28,504         37,288
Mortgage banking income.............................         14,375         14,485         42,327         54,620
Brokerage income....................................         14,951         10,316         40,049         33,331
Other service charges and fees......................         42,589         35,387        123,072        101,101
Securities transactions.............................          1,855             35          1,911         19,337
Other income........................................         15,397         12,454         47,214         35,873
----------------------------------------------------------------------------------------------------------------
    Total non-interest income.......................        287,456        194,872        773,754        604,627
----------------------------------------------------------------------------------------------------------------
Non-Interest Expense
Salaries and employee benefits......................        294,466        201,274        734,915        619,961
Net occupancy expense...............................         38,746         34,583        109,978        101,936
Furniture and equipment expense.....................         42,222         38,946        122,601        114,080
SAIF assessment.....................................             --         24,524             --         24,524
Other expense.......................................        133,610        109,643        390,357        356,766
----------------------------------------------------------------------------------------------------------------
    Total non-interest expense......................        509,044        408,970      1,357,851      1,217,267
----------------------------------------------------------------------------------------------------------------
    Net non-interest expense........................        221,588        214,098        584,097        612,640
----------------------------------------------------------------------------------------------------------------
Earnings
Income before income taxes and minority interest....        197,537        205,746        693,348        672,415
Income tax provision................................         66,208         78,796        242,722        257,735
----------------------------------------------------------------------------------------------------------------
Minority interest expense, net of income taxes......          8,717             --         25,336             --
----------------------------------------------------------------------------------------------------------------
    Net income......................................  $     122,612  $     126,950  $     425,290  $     414,680
----------------------------------------------------------------------------------------------------------------
Earnings Per Common Share
Primary:       Earnings per share...................  $         .64  $         .65  $        2.23  $        2.12
               Average number of shares.............    195,275,060    194,509,218    190,890,213    194,292,373
               Dividends on preferred stock.........             --             --             --  $       2,168
Fully Diluted: Earnings per share...................  $         .62  $         .65  $        2.20  $        2.10
               Average number of shares.............    196,902,849    194,892,213    193,700,312    197,355,406
----------------------------------------------------------------------------------------------------------------

The accompanying Notes to Financial Statements are an integral part of these financial statements.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
CONSOLIDATED--BARNETT BANKS, INC. AND SUBSIDIARIES

DOLLARS IN THOUSANDS                                                       NET
(UNAUDITED)                         PREFERRED      COMMON   CONTRIBUTED  UNREALIZED    RETAINED        ESOP
                                      STOCK        STOCK      CAPITAL    GAIN (LOSS)   EARNINGS     OBLIGATION       TOTAL
----------------------------------  ---------   -----------  ----------  -----------  -----------  ------------    -----------
------------------------------------------------------------------------------------------------------------------------------
For the Period
Balance at January 1, 1996........   $  97,753   $  379,461   $ 385,734    $  38,242   $  2,445,810   $ (74,814)  $  3,272,186
Net income........................                                                          414,680                    414,680
Change in net unrealized gain
  (loss) on investment securities
  available for sale..............                                           (37,093)                                  (37,093)
Cash dividends declared:
    Common ($.78 per share).......                                                         (148,116)                  (148,116)
    Preferred.....................                                                           (2,187)                    (2,187)
Issuances of common stock:
    Stock purchase, option and
      employee benefit plans......                    4,527      52,380                                  10,308         67,215
    Preferred stock conversions...     (97,488)      14,636      89,606                                                  6,754
Repurchases of common stock.......                  (16,374)   (234,297)                                              (250,671)
------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996.....   $     265   $  382,250   $ 293,423    $   1,149   $  2,710,187   $ (64,506)  $  3,322,768
------------------------------------------------------------------------------------------------------------------------------
For the Period
Balance at January 1, 1997........   $     212   $  395,338   $ 220,041    $   8,187   $  2,808,749   $ (62,196)  $  3,370,331
Net income........................                                                          425,290                    425,290
Change in net unrealized gain
  (loss) on investment securities
  available for sale and certain
  other financial assets..........                                             5,009                                     5,009
Cash dividends declared:
    Common ($.89 per share).......                                                         (165,971)                  (165,971)
    Preferred.....................                                                              (16)                       (16)
Issuances of common stock:
  Stock purchase, option and
    employee benefit plans........                   10,247     161,300                                   7,076        178,623
  Acquisition of Oxford Resources
    Corp..........................                   27,044     546,391                                                573,435
Repurchases of common stock.......                  (30,887)   (388,094)                   (326,455)                  (745,436)
------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997.....   $     212   $  401,742   $ 539,638    $  13,196   $  2,741,597   $ (55,120)  $  3,641,265
------------------------------------------------------------------------------------------------------------------------------

------------------------

The accompanying Notes to Financial Statements are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
CONSOLIDATED--BARNETT BANKS, INC. AND SUBSIDIARIES

FOR THE PERIODS ENDED SEPTEMBER 30--DOLLARS IN THOUSANDS (UNAUDITED)                      1997           1996
------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income..........................................................................  $     425,290  $     414,680
Reconcilement of net income to net cash provided by operating activities:
  Provision for loan losses.........................................................        106,327        125,955
  Gains from securities transactions................................................         (1,911)       (19,337)
  Gain on securitization and sale of loans..........................................       (130,925)       (76,672)
  Depreciation on assets under operating leases.....................................         86,056             --
  Depreciation and amortization, excluding depreciation on assets under operating
    leases..........................................................................        213,925        187,349
  Employee benefits funded by equity................................................         18,613         20,814
  Deferred income tax provision (benefit)...........................................         70,465          6,033
  Decrease (increase) in interest receivable........................................          3,749         18,447
  Increase (decrease) in interest payable...........................................         (4,266)       (20,609)
  Increase in other assets..........................................................       (424,220)      (453,369)
  Increase (decrease) in other liabilities..........................................        196,818        444,285
  Originations of loans held for sale...............................................     (4,685,496)    (4,232,917)
  Proceeds from sales of loans held for sale........................................      4,929,725      4,119,417
  Other.............................................................................        (35,176)       (18,286)
------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities.......................................        768,974        515,790
------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchases of investment securities available for sale...............................       (722,884)    (2,900,385)
Proceeds from sales of investment securities available for sale.....................        527,018        397,076
Proceeds from maturities of investment securities available for sale................      1,209,264      2,683,864
Purchases of investment securities held to maturity.................................             --         (2,932)
Proceeds from maturities of investment securities held to maturity..................         22,537         55,498
Net increase in loans...............................................................       (890,862)      (219,617)
Purchases of vehicles under operating leases........................................       (641,340)            --
Proceeds from sales of vehicles under operating leases..............................        256,207             --
Purchases of premises and equipment.................................................       (180,693)      (140,248)
Proceeds from sales of premises and equipment.......................................         35,236         22,413
Receipts related to dispositions and acquisitions, net of cash disposed
  and acquired......................................................................         40,102        378,249
------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used for) investing activities............................       (345,415)       273,918
------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Net decrease in demand, NOW, savings and money market accounts......................       (571,377)    (1,644,149)
Net increase (decrease) in time deposits............................................       (144,121)       531,334
Net increase in federal funds purchased and securities sold under agreements to
  repurchase........................................................................      1,247,398      1,137,979
Net increase (decrease) in other short-term borrowings..............................        257,383       (761,301)
Principal repayments of long-term debt..............................................     (1,193,187)      (213,315)
Proceeds from issuance of medium-term notes.........................................             --         50,000
Proceeds from issuance of long-term debt............................................          1,032        200,000
Proceeds from issuance of company obligated mandatorily redeemable securities of
  trusts holding solely parent debentures...........................................        250,000             --
Issuance of common stock............................................................        108,196         53,155
Repurchases of common stock.........................................................       (697,878)      (250,671)
Cash dividends......................................................................       (165,987)      (150,303)
------------------------------------------------------------------------------------------------------------------
    Net cash used for financing activities..........................................       (908,541)    (1,047,271)
------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents...........................................       (484,982)      (257,563)
Cash and cash equivalents, January 1................................................      2,783,646      2,769,145
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, September 30.............................................  $   2,298,664  $   2,511,582
------------------------------------------------------------------------------------------------------------------

For the periods ended September 30, 1997 and 1996, income tax payments of $80 million and $256 million were paid and interest of $911 million and $876 million was paid, respectively. Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, securities purchased under agreements to resell and federal funds sold.

For each of the periods ended September 30, 1997 and 1996, $49 million and $36 million of loans, respectively, were transferred to real estate held for sale.

During the period ended September 30, 1997, the company acquired $2.2 billion of non-cash assets and $1.7 billion of liabilities. During the period ended September 30, 1996, the company disposed of $559 million of non-cash assets and $55 million of liabilities.

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

    The results of operations for the three-and nine-month periods ended September 30, 1997 may not be indicative of operating results for the year ending December 31, 1997. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications.

    On April 1, 1997, the company acquired all of the outstanding common stock of Oxford Resources Corp., the nation's largest independent automobile leasing company for 13.6 million shares of company common stock. The acquisition was accounted for as a purchase transaction, and, accordingly, the results of operations of Oxford are included from the date of purchase. The primary asset of Oxford was automobiles under operating leases of $1.6 billion. The company enters into or purchases leases on new and used automobiles. All of the leases which are entered into are accounted for as operating leases. At the inception of the lease, no revenue is recognized and the leased vehicle, together with the initial direct costs of originating the lease, which are capitalized, appear on the statements of financial condition as "assets under operating leases." The capitalized cost of each vehicle is depreciated over the lease term on a straight line basis down to the company's original estimate of the projected value of the vehicle at the end of the scheduled lease term. Income from Oxford's automobile leasing program is included in the statements of income as net rental income and is presented net of related depreciation. The purchase price in excess of the fair value of net assets acquired was $515 million and may change as certain estimates are finalized.

    In the opinion of the company's management, all adjustments necessary to fairly present the financial position as of September 30, 1997 and 1996, and the results of operations and cash flows for the periods then ended, all of which are of a normal and recurring nature, have been included.

    On October 1, the company completed its acquisition of First of America Bank Corporation's Florida franchise, which had $1.1 billion in assets, $931 million in deposits, and 58 branches. Its operations will be included in Barnett's financial results in the fourth quarter. However, in light of the pending merger with NationsBank and deposit market share in excess of regulatory maximums, the company agreed on October 15 to sell the franchise to SouthTrust Corporation. Barnett does not expect to record a material gain or loss as a result of the sale.

    On October 26, HomeSide, Inc. announced it had reached a definitive agreement to be acquired for approximately $1.2 billion in cash. Barnett holds approximately 26% of the outstanding share of HomeSide, which was created in March 1996 as a mortgage banking joint venture. Barnett expects to record a pre-tax gain upon the closing of the transaction, expected to be in the first quarter of 1998.

B. PENDING MERGER

    On August 29, Barnett announced it had reached a definitive agreement to merge with NationsBank Corporation. The agreement includes a fixed exchange ratio of 1.1875 shares of NationsBank stock for each share of Barnett stock and will be accounted for as a pooling of interests. The merger has been approved by the boards of directors of both companies, but is still subject to both shareholder and regulatory approval. The transaction is expected to close in the first quarter of 1998.

    In connection with the merger announcement there was a sharp increase in the Barnett stock price. As a result, the company recorded a $72.2 million pre-tax charge related to the increased value of certain options issued under the company's stock option plan. These options are subject to variable accounting and an expense is recognized for any stock price appreciation. The shareholder approval of the merger would result in a "change in control" as defined in certain of Barnett's compensation and benefit plans. As a result, upon shareholder approval of the merger, Barnett will recognize expense associated with the accelerated vesting of benefits under several benefit plans, including stock options and restricted stock granted under Barnett's Long Term Incentive Plan and payments under Barnett's Supplemental Executive Retirement Plan. Barnett presently estimates that the pre-tax expense to be recorded in the fourth quarter of 1997 upon shareholder approval of the merger will be approximately $250 million. The actual amount of expense will vary based on a number of factors including changes in Barnett's stock price. Because of the factors involved, actual expense recorded may differ from estimated amounts.

    In addition to the third and fourth quarter charges, the company will experience an increase in weighted average shares outstanding. Under the computational guidelines for weighted average shares, a higher stock price results in a higher level of common stock equivalents assumed to be outstanding. Also the company has halted its share repurchase program in anticipation of the pending merger.

    The final amount of any fourth quarter charges and the actual weighted average shares are subject to factors that are beyond the control of the company, such as stock price and shareholder approval. Actual results may differ from the estimated amounts.

C. LOANS


NET OF UNEARNED INCOME
SEPTEMBER 30--DOLLARS IN THOUSANDS                                                     1997           1996
-----------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural.............................................  $   5,678,104  $   5,091,116
Real estate construction...........................................................        880,307        810,128
Commercial mortgages...............................................................      1,629,467      2,004,097
Residential mortgages..............................................................      9,451,618      9,886,999
Installment........................................................................     10,971,893     10,273,193
Bank card..........................................................................      1,305,433      1,797,456
Credit lines.......................................................................        917,878        774,971
-----------------------------------------------------------------------------------------------------------------
    Total..........................................................................  $  30,834,700  $  30,637,960
-----------------------------------------------------------------------------------------------------------------

D. ALLOWANCE FOR LOAN LOSSES

FOR THE NINE MONTHS ENDED SEPTEMBER 30--
  DOLLARS IN THOUSANDS                                                                        1997        1996
------------------------------------------------------------------------------------------------------------------
Beginning balance........................................................................  $  476,709  $   505,148
Recoveries...............................................................................      27,093       39,879
Provision expense........................................................................     106,327      125,955
Loans charged off........................................................................    (133,098)    (165,821)
Other, net...............................................................................       6,218        1,948
------------------------------------------------------------------------------------------------------------------
Ending balance...........................................................................  $  483,249  $   507,109
------------------------------------------------------------------------------------------------------------------

E. LONG-TERM DEBT

SEPTEMBER 30--DOLLARS IN THOUSANDS                                                          1997          1996
------------------------------------------------------------------------------------------------------------------
Parent Company
7.75% Sinking Fund Debentures,due 1997................................................            --  $      9,500
Less: Face value of debentures repurchased and held for future retirements............            --           (72)
------------------------------------------------------------------------------------------------------------------
     Total outstanding................................................................            --         9,428
Medium-term notes, due in varying maturities through 2003, with interest from a
  floating 5.77% to a fixed 9.83%.....................................................  $    251,500       401,500
8.50% Subordinated Capital Notes, due 1999............................................       200,000       200,000
9.875% Subordinated Capital Notes, due 2001...........................................       100,000       100,000
10.875% Subordinated Capital Notes, due 2003..........................................        55,000        55,000
6.90% Subordinated Capital Notes, due 2005............................................       150,000       150,000
8.50% Subordinated Capital Notes, due 2007............................................       100,000       100,000
Senior Notes with interest from a floating 5.76%, due 1998............................       200,000       200,000
Subsidiaries
Notes payable to finance the purchase of leased vehicles, fixed interest rates ranging
  from 5.90% to 9.05%.................................................................       319,114            --
Capitalized lease obligations.........................................................       443,702        11,571
------------------------------------------------------------------------------------------------------------------
    Total.............................................................................  $  1,819,316  $  1,227,499
------------------------------------------------------------------------------------------------------------------

    Notes payable to finance the purchase of leased vehicles are due in installments equal to the lease rentals receivable by the company from the lease. The final payments on these borrowings are equal to the residual value of the vehicle at lease termination.

F. EARNINGS PER SHARE

    The weighted-average number of shares used in the computation of earnings per share are as follows:

                                                 Three Months            Nine Months
                                            ----------------------  ----------------------
FOR THE PERIODS ENDED SEPTEMBER 30--
  DOLLARS IN THOUSANDS                         1997        1996        1997        1996
-------------------------------------------------------------------------------------------
Primary Shares
Average common shares outstanding.........  190,888,569 191,613,326 187,596,089 191,299,103
Common shares assumed outstanding to
  reflect dilutive effect of:
    Convertible preferred stock...........       44,122      55,252      44,122      55,898
    Common stock options..................    4,342,369   2,840,640   3,250,002   2,937,372
-------------------------------------------------------------------------------------------
Total.....................................  195,275,060 194,509,218 190,890,213 194,292,373
-------------------------------------------------------------------------------------------
Adjustments for preferred dividends.......           --          --          -- $     2,168
-------------------------------------------------------------------------------------------




FOR THE PERIODS ENDED SEPTEMBER 30             1997        1996        1997        1996
------------------------------------------------------------------------------------------
Fully Diluted Shares
Average common shares outstanding.........  190,888,569 191,613,326 187,596,089 191,299,103
Common shares assumed outstanding to
  reflect dilutive effect of:
  Convertible preferred stock.............       44,122      55,252      44,122   2,600,572
  Common stock options....................    5,970,158   3,223,635   6,060,101   3,455,731
------------------------------------------------------------------------------------------
Total.....................................  196,902,849 194,892,213 193,700,312 197,355,406
------------------------------------------------------------------------------------------


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

    E-mail address
         corpcomm@barnett.com